Form 10-Q
period 2021-06-30
Berenson Acquisition Corp. I
filed 2021-11-12
CIK 1869673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number:
001-40843

BERENSON ACQUISITION CORP. I
(Exact name of registrant as specified in its charter)

Delaware	87-1070217
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

667 Madison Avenue, 18 th Floor New York, New York	10065
(Address of principal executive offices)	(Zip Code)
(212)
935-7676
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock, par value $0.0001 per share and one-half of one Warrant	BACA.U	The New York Stock Exchange
Class A Common Stock, par value $0.0001 per share	BACA	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	BACA WS	The New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes
  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes
  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes
☒
No  ☐
As of November 12
, 2021, there were 27,510,000 shares of Class A common stock, par value $0.0001 per share, and 6,877,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

BERENSON ACQUISITION CORP. I
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

PART I—FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
BERENSON ACQUISITION CORP. I
CONDENSED UNAUDITED BALANCE SHEET
June 30, 2021

ASSETS
CURRENT ASSETS:
Cash	$25,000

Total current assets	25,000

Deferred offering costs	117,300

TOTAL ASSETS	$142,300

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accrued expenses	$105,000
Sponsor loan	15,000

Total current liabilities	120,000

TOTAL LIABILITIES	120,000

Stockholder’s equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding	719
Additional paid-in capital	24,281
Accumulated deficit	(2,700)

Total stockholder’s deficit	22,300

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$142,300

See accompanying notes to the unaudited condensed financial statements.

BERENSON ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
For the period from June 1, 2021 (inception) through June 30, 2021

General and administrative expenses	$2,700

Net loss	$(2,700)

Weighted average shares outstanding, basic and diluted (1)	6,250,000

Basic and fully diluted net loss per share	$0.00

(1)
This number excludes an aggregate of up to 937,500 shares of Class
 B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 4).

See accompanying notes to the unaudited condensed financial statements.

BERENSON ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT
For the period from June 1, 2021 (inception) through June 30, 2021

	Common Stock				Additional Paid-in Capital		Total Stockholder’s Equity
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance—June 1, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—	—	(2,700)	(2,700)

Balance—June 30, 2021	—	$—	7,187,500	$719	$24,281	$(2,700)	$22,300

(1)
This number includes an aggregate of up to 937,500 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 4).

See accompanying notes to the unaudited condensed financial statements.

BERENSON ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
For the period from June 1, 2021 (inception) through June 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,700)
Changes in operating assets and liabilities:
Accured expenses	2,700

Net cash used in operating activities	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Class B common stock to Sponsor	25,000

Net cash provided by financing activities	25,000

NET INCREASE IN CASH	25,000
CASH BEGINNING OF PERIOD	—

CASH END OF PERIOD	$25,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Deferred offering costs included in accrued expenses	$102,300

Deferred offering costs included in sponsor loan	$15,000

See accompanying notes to the unaudited condensed financial statements.

BERENSON ACQUISITION CORP. I
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
June 30, 2021
Note 1—Description of Organization, Business Operations and Basis of Presentation
Berenson Acquisition Corp. I (the “Company”) was incorporated in Delaware on June 1, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from June 1, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the proposed initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Proposed Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is Berenson SPAC Holdings I, LLC; a Delaware limited liability company (the “Sponsor”). The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through an expected proposed public offering (the “Proposed Public Offering”) of 25,000,000 units (each, a “Unit” and collectively, the “Units”) at $10.00 per Unit (or 28,750,000 units if the underwriters’ over-allotment option is exercised in full), which is discussed in Note 3, and the sale of private placement warrants to the Sponsor, which is described in Note 4.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Proposed Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete an initial Business Combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount). However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Proposed Public Offering, management has agreed that an amount equal to at least $10.00 per Unit sold in the Proposed Public Offering, including proceeds from the sale of the Private Placement Warrants to the Sponsor, will be held in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
The Company is expected to provide holders of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, sold in the Proposed Public Offering (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares (as defined below) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be

BERENSON ACQUISITION CORP. I
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
June 30, 2021

Note 1—Description of Organization, Business Operations and Basis of Presentation
- Continued

entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share), calculated as of two business days prior to the initial Business Combination, including interest earned on the funds held in the trust account and not previously released to the Company to pay the Company’s taxes, net of taxes payable. The per-share
amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Proposed Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by applicable law or stock exchange rule and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange rule, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote any Founder Shares (as defined below in Note 4) and any Public Shares held by them in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of a Business Combination.
The Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.
The Sponsor and the Company’s officers and directors (the “initial stockholders”) have agreed, pursuant to a letter agreement with the Company, that they will not propose any amendment to the Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding Public Shares.
If the Company is unable to complete a Business Combination within 18 months from the closing of the Proposed Public Offering (as such period may be extended pursuant to the Certificate of Incorporation, the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes, net of taxes payable (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders

BERENSON ACQUISITION CORP. I
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
June 30, 2021

Note 1—Description of Organization, Business Operations and Basis of Presentation
- Continued

(including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.
The initial stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Proposed Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only, or less than, $10.00. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Proposed Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Going Concern Consideration
As of June 30, 2021, the Company had $25,000 in cash and a working capital deficiency of ($95,000). Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. Management plans to address this need for capital through the Proposed Public Offering. As noted in Note 8, The Proposed Public Offering closed on September 30, 2021 (the “Close Date”) resulting in the sale of 25,000,000 Units at a price of $10.00 per Unit. The Sponsor purchased an aggregate of 7,000,000 Private Placement Warrants for $1.00 each, or $7,000,000 in the aggregate. Of the total proceeds from the Public Offering and Private Placement, $250,000,000 was deposited into the Trust Account on the Close Date. The Company also has approximately $719,000 in cash for operational use as of September 30, 2021. Based on foregoing facts, management believes the going concern risk has been alleviated and expects to operate for the next 12 months.

BERENSON ACQUISITION CORP. I
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
June 30, 2021

Note 1—Description of Organization, Business Operations and Basis of Presentation
- Continued

Basis of Presentation
The accompanying interim unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, since these are condensed financial statements, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the interim unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period from June 1, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.
T
he accompanying interim unaudited condensed financial statements should be read in conjunction with the final prospectus of the Company filed with the SEC on September 29, 202
1.
Note 2—Summary of Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements” approximates the carrying amounts represented in the balance sheet.
The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.
Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.
Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

BERENSON ACQUISITION CORP. I
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
June 30, 2021

Note 2—Summary of Significant Accounting Policies—Continued

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.
Use of Estimates
T
he preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities during the reporting period. Actual results could differ from those estimate
s.
Deferred Offering Costs Associated with the Proposed Public Offering
Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Proposed Public Offering and that will be charged to stockholder’s equity upon the completion of the Proposed Public Offering. Should the Proposed Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.
Net Loss Per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 937,500 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (Note 5). At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
Income Taxes
T
he Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of June 30, 202
1.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The provision for income taxes was deemed de minims for the period from June 1, 2021 (date of inception) through June 30, 2021.

BERENSON ACQUISITION CORP. I
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
June 30, 2021

Note 2—Summary of Significant Accounting Policies—Continued

Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
No. 2020-06,
 Debt—Debt with Conversion and Other Options (Subtopic
 470-20)
 and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
 815-40):
 Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
(“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted
ASU 2020-06 on
June 1, 2021 (inception). Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
M
anagement does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statement
s.
Note 3—Proposed Public Offering
Pursuant to the Proposed Public Offering, the Company intends to offer for sale 25,000,000 units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock (such shares of common stock included in the Units being offered, the “Public Shares”), and one-half
of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).
The Company will grant the underwriters a
45-day
option from the date of the final prospectus relating to the Proposed Public Offering to purchase up to 3,750,000 additional Units to cover over-allotments, if any, at the Proposed Public Offering price, less underwriting discounts and commissions.
Note 4—Related Party Transactions
Founder Shares
On June 25, 2021, the Sponsor subscribed to purchase 7,187,500 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”), and fully paid for those shares on June 30, 2021. The initial stockholders have agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20.0%
of the Company’s issued and outstanding shares of common stock after the Proposed Public Offering. If the Company increases or decreases the size of the Proposed Public Offering, the Company will effect a stock dividend or share contribution back to capital or other appropriate mechanism, as applicable, immediately prior to the consummation of the Proposed Public Offering in such amount as to maintain the number of Founder Shares at
 20.0% of the Company’s issued and outstanding shares of common stock upon the consummation of the Proposed Public Offering.
The initial stockholders will agree, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

BERENSON ACQUISITION CORP. I
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
June 30, 2021

Note 4—Related Party Transactions—Continued

Private Placement Warrants
The Sponsor is expected to purchase an aggregate of 7,000,000 Private Placement Warrants (or 7,750,000 Private Placement Warrants if the underwriters’ over-allotment option is exercised in full), at a price of $1.00 per Private Placement Warrant (approximately $7,000,000 in the aggregate, or $7,750,000 if the underwriters’ over-allotment option is exercised in full) in a private placement that will occur simultaneously with the closing of the Proposed Public Offering. Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor will be added to the proceeds from the Proposed Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable
for cash (except as described below) and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.
The Sponsor will agree, subject to limited exceptions, not to transfer, assign or sell the Private Placement Warrants until 30 days after the completion of the initial Business Combination.
Related Party Loans
On June 25, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Proposed Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest
bearing and payable on the earlier of December 31, 2021 or the completion of the Proposed Public Offering. The outstanding balance as of June 30, 2021 was $15,000.
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Upon the consummation of a Business Combination the Working Capital Loans may be repaid out of the proceeds of the Trust Account released to the Company or, at the lender’s discretion, up to $1,500,000 of the loan balance may be converted into warrants with terms identical to the Private Placement Warrants at a price of $1.00 per warrant. If a Business Combination does not close the Working Capital Loans could only be repaid with funds held outside the Trust Account.
Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.
Service and Administrative Fees
The Company intends to enter into an agreement, commencing on the effective date of the Proposed Public Offering, to pay the Sponsor $10,000 per month for office space, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.
Note 5—Commitments & Contingencies
Registration Rights
The holders of Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to the consummation of the Proposed Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

BERENSON ACQUISITION CORP. I
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
June 30, 2021

Note 5—Commitments & Contingencies – Continued

Underwriting Agreement
The underwriters are expected to be entitled to an underwriting discount of $0.20 per unit, or $5,000,000 in the aggregate (or approximately $5,750,000 in the aggregate if the underwriters’ over-allotment option is exercised in full), payable upon the closing of the Proposed Public Offering. $0.35 per unit, or approximately $8,750,000 in the aggregate (or approximately $10,062,500 in the aggregate if the underwriters’ over-allotment option is exercised in full) will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Note 6—Stockholder’s Equity
Class
 A Common Stock
—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021, there were no shares of Class A common stock issued or outstanding.
Class
 B Common Stock
—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. On June 25, 2021, the Sponsor subscribed to purchase 7,187,500 shares of Class B common stock, which was fully paid on June 25, 2021. Of these, an aggregate of up to 937,500 shares of Class B common stock are subject to forfeiture to the Company by the initial stockholders for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding shares of common stock after the Proposed Public Offering.
Stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders; provided that, prior to the completion of the initial Business Combination, holders of the Class B common stock will have the right to elect all of the Company’s directors and remove members of the Company’s board of directors for any reason. Holders of the Public Shares will not be entitled to vote on the Company’s election of directors during such time. These provisions of the Certificate of Incorporation may only be amended by a resolution passed by the holders of a majority of shares of the Class B common stock. With respect to any other matter submitted to a vote of the Company’s stockholders, including any vote in connection with the initial Business Combination, holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, except as required by law.
The shares of Class B common stock will automatically convert into Class A common stock at the time of the initial Business Combination, or earlier at the option of the holders, on a one-for-one
 basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as described herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Proposed Offering and related to the closing of the initial Business Combination, including pursuant to a specified future issuance, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance, including a specified future issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted
basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Proposed Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued or issuable to any seller in the initial Business Combination).

BERENSON ACQUISITION CORP. I
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
June 30, 2021

Note 6—Stockholder’s Equity – Continued

Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no shares of preferred stock issued or outstanding.
Note 7—Warrants
Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following the initial Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed; provided, that if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but it will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Proposed Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their Public Warrants on a cashless basis under the circumstances specified in the warrant agreement). The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. The warrants will have an exercise price of $11.50 per share. If (x) the Company issues additional shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Sponsor, initial stockholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the Initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s shares of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of each warrant will be adjusted (to the nearest cent) such that the effective exercise price per full share will be equal to 115% of the higher of (i) the Market Value and (ii) the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of (i) the Market Value and (ii) the Newly Issued Price.
The Private Placement Warrants will be identical to the Public Warrants, except that (1) the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (2) the Private Placement Warrants will be non-redeemable
(except as described below) so long as they are held by the Sponsor or its permitted transferees, (3) the Private Placement Warrants may be exercised by the holders on a cashless basis and (4) the holders of the Private Placement Warrants (including with respect to the

BERENSON ACQUISITION CORP. I
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
June 30, 2021

Note 7—Warrants – Continued

shares of common stock issuable upon exercise of the Private Placement Warrants) are entitled to registration rights. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.
The Company may call the Public Warrants for redemption:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•
if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within the
30-trading
day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.
In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.
The Company will evaluate the accounting treatment for the Private Placement Warrants and Public Warrants upon issuance based on the final terms and conditions.
Note 8—Subsequent Events
T
he Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were available to be issued. Based upon this review, except as noted below, the Company determined there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statement
s.
On September 15, 2021, the Sponsor transferred 25,000 Founder Shares to each of the Company’s independent directors and special adviser at a purchase price of approximately $0.004 per share.
On September 27, 2021 the registration statement for the Company’s Public Offering was declared effective by the United State Securities and Exchange Commission. The Public Offering closed on September 30, 2021 (the “Close Date”) resulting in the sale of 25,000,000 Units at a price of $10.00 per Unit. The Sponsor purchased an aggregate of 7,000,000 Private Placement Warrants for $1.00 each, or $7,000,000 in the aggregate. Of the total proceeds from the Public Offering and Private Placement, $250,000,000 was deposited into the Trust Account on the Close Date.
In conjunction with the close of the Public offering, eleven qualified institutional buyers or institutional accredited investors which are not affiliated with the Company, the Sponsor, the Company’s directors, or any member of the Company’s management (the “anchor investors”), have each purchased units in the Initial Public Offering at varying amounts not exceeding 9.9% of the units subject to the Public Offering. As part of each anchor investor purchasing 100% of the Units allocated to it, in connection with the closing of the Proposed Public Offering the Sponsor sold 1,872,159
Founder Shares at their original purchase price. The excess of the fair value of the Founder Shares sold over the purchase price was determined to be an issuance cost of the Public Offering incurred on the Company’s behalf. Accordingly, this issuance cost is accounted for as an equity contribution from the Sponsor. As a portion of the Public Offering consisted of warrants that are accounted for as liabilities, as such a portion of the excess of fair value was expensed to the statement of operations.

BERENSON ACQUISITION CORP. I
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
June 30, 2021

Note 8—Subsequent Events—Continued

The Company has entered into forward purchase agreements with third party anchor investors that are not affiliated with the Company or the Sponsor, under which such forward purchase investors may purchase up to an aggregate of $50,000,000 in Class A common stock as described in the forward purchase agreements, each in a private placement that will close immediately prior to the closing of the initial Business Combination. The terms of the forward purchase shares will generally be identical to the Class A common stock shares included in the units being sold in this offering, except that they will have registration rights and rights of first refusal with respect to any business combination financing, as described in the forward purchase agreements. The Company has agreed with one of its forward purchase investors that it will have the right to acquire up to $25,000,000 million of securities. At the Company’s option, the securities offered to the forward purchaser may be equity securities, convertible debt securities or non-convertible
debt instruments. The form of securities offered are in the Company’s discretion, although the forward purchaser is not obligated to purchase any securities from the Company.
On October 22, 2021, the underwriters partially exercised their option to purchase additional Units, resulting in the issuance of an additional 2,510,000 Units at a public offering price of $10.00 p er Uni
t. After giving effect to the partial exercise and close of the option, an aggregate of 27,510,000 Units have been issued in the Public Offering.
Simultaneously, with the sale of an additional 2,510,000 Unit, the Company consummated a private sale of an additional 502,000 Private Placement Warrants to the Sponsor at a price of $1.00 per warrant.
A total of $275,100,000 of the net proceeds from the Public Offering and sale of Private Placement Warrants were deposited into the
Trust Account.
On November 12, 2021, in connection with the underwriters’ partial exercise of their over-allotment option and waiver of the remaining portion of such option, the Sponsor forfeited an aggregate of 310,000 Founder Shares at no cost, resulting in 6,877,500 outstanding as of November 12, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References in this Quarterly Report on Form
10-Q
(this “Quarterly Report”) to “we,” “us” or the “Company” refer to Berenson Acquisition Corp. I. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Berenson SPAC Holdings I, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the final prospectus for our initial public offering (“Initial Public Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 29, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company incorporated on June 1, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the private placement of the private placement warrants (the “Private Placement Warrants”) that occurred simultaneously with the consummation of our Initial Public Offering (the “Private Placement”), the proceeds of the sale of our shares in connection with our initial Business Combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.
We expect to continue to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete our initial Business Combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2021 were organizational activities and those necessary to prepare for our Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect generate non-operating
income in the form of interest income on marketable securities held in the trust account established for the benefit of our public stockholders (the “Trust Account”). We expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial Business Combination.

For the period from June 1, 2021 through June 30, 2021, we had a net loss of $2,700, which consisted of operating costs of $2,700.
Liquidity, Capital Resources and Going Concern
Until the consummation of our Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B common stock, par value $0.0001 per share (“Founder Shares”), by the Sponsor and loans from the Sponsor.
For the period June 1, 2021 through June 30, 2021, cash used in operating activities was zero. Net loss of $2,700 was affected by changes in operating assets and liabilities, which used $2,700 of cash from operating activities.
As of June 30, 2021, we had cash held outside the Trust Account of $25,000.
On June 25, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Proposed Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest
bearing and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. The outstanding balance as of June 30, 2021 was $15,000.
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Upon the consummation of a Business Combination the Working Capital Loans may be repaid out of the proceeds of the Trust Account released to the Company or, at the lender’s discretion, up to $1,500,000 of the loan balance may be converted into warrants with terms identical to the Private Placement Warrants at a price of $1.00 per warrant. If a Business Combination does not close the Working Capital Loans could only be repaid with funds held outside the Trust Account.
We do not expect we will need additional financing in order to meet the expenditures required for operating our business prior to our initial Business Combination.
Moreover, we may need to obtain additional financing to complete our initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in the Trust Account or because we become obligated to redeem a significant number of our public shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.
On September 30, 2021 we consummated the Initial Public Offering by selling 25,000,000 units (“Units”) at $10.00 per Unit. The Sponsor purchased an aggregate of 7,000,000 Private Placement Warrants for $1.00 each, or $7,000,000 in the aggregate. Of the total proceeds from the Initial Public Offering and Private Placement, $250,000,000 was deposited into the Trust Account on September 30, 2021. The Initial Public Offering also resulted in the Company having approximately $719,000 in cash held outside the Trust for operational needs.
On October 22, 2021, the underwriters partially exercised the over-allotment by purchasing an additional 2,510,000. Simultaneously with the partial exercise of the over-allotment by the underwriters, the Sponsor purchased an additional 502,000 Private Placement Warrants at $1.00 per warrant totaling $502,000. As part of the partial over-allotment, the Company incurred additional underwriting fees of $502,000 and deferred underwriting fees of $878,500.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing.
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of June 30, 2021.
Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space and secretarial and administrative services. We began incurring these fees on September 27, 2021 and will continue to incur these fees monthly until the earlier of the completion of our initial Business Combination and our liquidation.
The underwriters of our Initial Public Offering are entitled to a deferred fee of $0.35 per Unit, or $8,750,000 in the aggregate. Subject to the terms of the underwriting agreement, (i) the deferred fee was placed in the Trust Account and will be released to the underwriters only upon the completion of our initial Business Combination and (ii) the deferred fee will be waived by the underwriters in the event that we do not complete a Business Combination.
Critical Accounting Policies and Estimates
The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
Net Loss Per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 937,500 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (Note 5). At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
Recent Accounting Standards
In August 2020, the FASB issued ASU No. 2020-06,
Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
(“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on June 1, 2021 (inception). Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in
Rules 13a-15(e) and
15d-15(e) under
the Exchange Act) as of the end of the fiscal quarter ended June 30, 2021. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) that occurred during the fiscal quarter ended on June 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the Initial Public Offering filed with the SEC on September 29, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus of our Initial Public Offering filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On June 25, 2021, we issued 7,187,500 Founder Shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.004 per share, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. In September 2021, the Sponsor transferred 25,000 Founder Shares to each of our independent director nominees and special advisor (for a total of 125,000 founder shares) at their original purchase price. No underwriting discounts or commissions were paid with respect to such issuances. On November 12, 2021, in connection with the underwriters’ partial exercise of their over-allotment option and waiver of the remaining portion of such option, the Sponsor forfeited an aggregate of 310,000 Founder Shares to us at no cost, and 6,877,500 Founder Shares remain outstanding.
On September 30, 2021, we consummated the Initial Public Offering of 25,000,000 Units. Each Unit consists of one share of Class A common stock, par value $0.0001 per share (the “Common Stock”) and one-half
of one redeemable warrant (each, a “Warrant”), each whole Warrant entitling the holder thereof to purchase one share of Common Stock at an exercise price of $11.50 per share, subject to adjustment, pursuant to the Company’s registration statement on Form
S-1
(File Nos.
333-259470).
The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $250,000,000.
On October 20, 2021, the underwriters notified the Company of their exercise of the over-allotment option in part and, on October 22, 2021, the underwriters purchased 2,510,000 additional Units (the “Additional Units”) at $10.00 per Additional Unit upon the closing of the over-allotment option, generating additional gross proceeds of $25,100,000.
As previously reported on a Form
8-K,
on September 30, 2021, simultaneously with the consummation of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) of an aggregate of 7,000,000 warrants (“Private Warrants”) at a price of $1.00 per Private Warrant, generating gross proceeds of $7,000,000. On October 22, 2021, simultaneously with the sale of the Additional Units, the Company consummated the sale of an additional 502,000 Private Warrants at $1.00 per additional Private Warrant (the “Additional Private Warrants”), generating additional gross proceeds of $502,000.
A total of $25,100,000 of the net proceeds from the sale of the Additional Units and the Additional Private Warrants was deposited in a trust account established for the benefit of the Company’s public stockholders, with Continental Stock Transfer & Trust Company acting as trustee, bringing the aggregate proceeds held in the Trust Account to $275,100,000.
For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)

3.2	Bylaws(2)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 1, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on September 10, 2021 and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERENSON ACQUISITION CORP. I

Date: November 12, 2021	By:	/s/ Mohammed Ansari
	Name:	Mohammed Ansari
	Title:	Chief Executive Officer

Date: November 12, 2021	By:	/s/ Amir Hegazy
	Name:	Amir Hegazy
	Title:	Chief Financial Officer