Form 10-Q
period 2021-09-30
Berenson Acquisition Corp. I
filed 2021-11-12
CIK 1869673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of November 12, 2021, there were
 27,510,000 shares of Class A common stock, par value $0.0001 per share, and 6,877,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

BERENSON ACQUISITION CORP. I
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page

PART I. FINANCIAL INFORMATION		3

Item 1.	Condensed Financial Statements	3

	Condensed Balance Sheet as of September 30, 2021 (Unaudited)	3

	Unaudited Condensed Statement of Operations for the three months ended September 30, 2021 and for the period from June 1, 2021 (Date of Inception) to September 30, 2021 (Unaudited)	4

	Unaudited Condensed Statement of Changes in Stockholders’ Equity for the three months ended September 30, 2021 and for the period from June 1, 2021 (Date of Inception) to September 30, 2021 (Unaudited)	5

	Unaudited Condensed Statement of Cash Flows for the period from June 1, 2021 (Date of Inception) to September 30, 2021 (Unaudited)	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

PART I - FINANCIAL INFORMATION
Item 1.
Condensed
Financial Statements.
BERENSON ACQUISITION CORP. I
CONDENSED
BALANCE SHEET
September 30, 2021

(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$719,171
Prepaid expenses and other assets	545,872

Total current assets	1,265,043
Prepaid expenses and other assets, net of current portion	250,786
Cash held in Trust Account	250,000,000

TOTAL ASSETS	$251,515,829

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,530
Franchise tax payable	150,000

Total current liabilities	151,530

Derivative warrant liabilities	19,055,000
Deferred underwriting fee payable	8,750,000

TOTAL LIABILITIES	27,956,530

Commitments and Contingencies
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 25,000,000 shares issued and outstanding, subject to possible redemption at $10.00 per share	250,000,000

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding	719
Additional paid-in capital	—
Accumulated deficit	(26,441,420)

Total stockholders’ deficit	(26,440,701)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$251,515,829

The accompanying notes are an integral part of these unaudited condensed
financial statements.

BERENSON ACQUISITION CORP. I
UNAUDITED
CONDENSED
STATEMENTS OF OPERATIONS
Three months ended September 30, 2021 and the period from June 1, 2021 (inception) through September 30, 2021

	For the Three Months Ended September 30, 2021	For the period From June 1, 2021 (inception) through September 30, 2021
General and administrative expenses	$1,530	$4,230
Franchise tax expenses	150,000	150,000

Loss from operations	151,530	154,230

Other expense
Offering costs associated with derivative warrant liabilities	1,713,531	1,713,531

Total other expense	1,713,531	1,713,531

Net loss allocable to common stockholders	$1,865,061	$1,867,761

Weighted average shares outstanding of Class A common stock	277,778	204,918

Basic and diluted net loss per share, Class A	$(0.25)	$(0.32)

Weighted average shares outstanding of Class B common stock	7,187,500	5,714,652

Basic and diluted net loss per share, Class B	$(0.25)	$(0.32)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERENSON ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)
Three months ended September 30, 2021 and the period from June 1, 2021 (inception) through September 30, 2021

			Stockholders’ Equity (Deficit)
	Class A Common Stock subject to possible redemption		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance - June 1, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Net l oss	—	—	—	—	—	(2,700)	(2,700)

Balance - June 30, 2021	—	—	7,187,500	719	24,281	(2,700)	22,300
Sale of units in initial public offering, less allocation to derivative warrant liabilities, gross	25,000,000	237,875,000	—	—	—	—	—
Offering costs	—	(13,552,045)	—	—	—	—	—
Excess cash received over the fair value of private placement warrants	—	—	—	—	70,000	—	70,000
Excess fair value of founder shares attributable to the anchor investors	—	—	—	—	1,009,105	—	1,009,105
Deemed dividend to Class A stockholders	—	25,677,045	—	—	(1,103,386)	(24,573,659)	(25,677,045)
Net loss	—	—	—	—	—	(1,865,061)	(1,865,061)

Balance - September 30, 2021	25,000,000	$250,000,000	7,187,500	$719	$—	$(26,441,420)	$(26,440,701)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERENSON ACQUISITION CORP. I
(UNAUDITED) CONDENSED STATEMENT OF CASH FLOWS
For the period from June 1, 2021 (inception) through September 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,867,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Offering costs associated with derivative warrant liabilities	1,713,531
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(796,658)
Accounts payable	1,530
Franchise tax payable	150,000

Net cash used in operating activities	(799,358)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash deposited in Trust Account	(250,000,000)

Net cash used in investing activities	(250,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from note payable to related party	176,000
Repayment of note payable to related party	(176,000)
Proceeds received from initial public offering, gross	250,000,000
Proceeds received from private placement warrants	7,000,000
Offering costs paid	(5,506,471)

Net cash provided by financing activities	251,518,529
NET INCREASE IN CASH	719,171
CASH BEGINNING OF PERIOD	—

CASH END OF PERIOD	$719,171

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Deferred underwriting commissions	$8,750,000

Deemed dividend to Class A stockholders	$25,677,045

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERENSON ACQUISITION CORP. I
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations
Berenson Acquisition Corp. I (the “Company”) was incorporated in Delaware on June 1, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company’s sponsor is Berenson SPAC Holdings I, LLC, a Delaware series limited liability company (the “Sponsor”).
All activity for the period from June 1, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Public Offering”) of 25,000,000 of the Company’s units (“Units”, held by “Public Stockholders”), each consisting of one Class A common stock (“Public Share”) and one half of one redeemable warrant (“Redeemable Warrant”) to purchase one Class A common stock at an exercise price of $11.50. The Company will not generate operating revenues prior to the completion of the Business Combination and will generate non-operating
income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.
The registration statement for the Company’s Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on September 27, 2021. The Public Offering closed on September 30, 2021 (the “Close Date”). The Sponsor purchased an aggregate of 7,000,000 warrants to purchase Class A common stock (“Private Placement Warrants”) for $1.00 each, or $7,000,000 in the aggregate, in a private placement on the Close Date (the “Private Placement”).
The Company intends to finance a Business Combination with proceeds from its $250,000,000 Public Offering (see Note 3) and $7,000,000 Private Placement (see Note 4). At the Close Date, proceeds of $257,000,000, net of underwriting discounts of $5,000,000
and
$2,000,000
designated for operational use were deposited in a trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”) as described below.
Transaction costs amounted to $14,256,471, consisting of $13,750,000 of underwriters fees and discounts and $506,471 of other offering costs.
Of the $257,000,000 total proceeds from the Public Offering and Private Placement, $250,000,000 was deposited into the Trust Account on the Close Date. The funds in the Trust Account will be invested only in specified U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under
Rule 2a-7 under
the Investment Company Act which invest only in direct U.S. government treasury obligations (collectively “Permitted Investments”).
Funds will remain in the Trust Account except for the withdrawal of interest earned on the funds that may be released to the Company to pay taxes. The proceeds from the Public Offering and Private Placement will not be released from the Trust Account until the earliest of (i) the completion of the Business Combination, (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination within 18 months from the Close Date and (iii) the redemption of all of the Company’s Public Shares if it is unable to complete the Business Combination within 18 months from the Close Date, subject to applicable law. Of the proceeds held outside the Trust Account, $5,000,000 was used to pay underwriting discounts, $176,000 was used to repay a loan from the Company’s Sponsor (see Note 4) and the remainder may be used to pay business, legal and accounting due diligence on prospective acquisitions, listing fees and continuing general and administrative expenses.

BERENSON ACQUISITION CORP. I
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1—Description of Organization and Business Operations - Continued

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a target business. The Company is focused on sponsoring the public listing of a company that combines attractive business fundamentals with, or with the potential for strong environmental, social and governance principles and practices through a Business Combination. As used herein, the target business must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the Company signing a definitive agreement.
After signing a definitive agreement for a Business Combination, the Company will provide the public stockholders with the opportunity to redeem all or a portion of their Class A common stock either (i) in connection with a stockholder meeting to approve the Business Combination or (ii) by means of a tender offer. Each public stockholder may elect to redeem their shares irrespective of whether they vote for or against the Business Combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be approximately $10.00 per public share. The per-share amount the Company
will distribute to investors who properly redeem their shares will not be reduced by any deferred underwriting commissions payable to underwriters. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval under the law or stock exchange listing requirements. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding of Class A common stockholders vote in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001, after payment of the deferred underwriting commission. In such an instance, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.
The Company has 18 months from the Close Date to complete its Business Combination. If the Company does not complete a Business Combination within this period, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Initial Stockholders (as defined in Note 4 below) and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares (as defined in Note 4 below) if the Company fails to complete the Business Combination within 18 months from the Close Date. However, if the Initial Stockholders acquire public shares after the Close Date, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete the Business Combination within the allotted 18-month time period.
The underwriters have agreed to waive their rights to any deferred underwriting commission held in the Trust Account in the event the Company does not complete the Business Combination and those amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares.

BERENSON ACQUISITION CORP. I
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1—Description of Organization and Business Operations - Continued

If the Company fails to complete the Business Combination, the redemption of the Company’s Public Shares will reduce the book value of the shares held by the Sponsor, who will be the only remaining stockholder after such redemptions.
If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a Public Stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes. As a result, such shares are recorded at their redemption amount and classified as temporary equity at the balance sheet, in accordance with Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”
Liquidity and Capital Resources
As of September 30, 2021, the Company had approximately $719,000 in cash and working capital of approximately $1.4 million (
not
taking into account franchise tax obligations of $150,000 that may be paid using investment income earned in the Trust Account).
The Company’s liquidity needs prior to th
e
 consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), and loan proceeds from the Sponsor of $176,000 under the note payable (as defined in Note 4). The Company repaid the note in full on September 30, 2021.
The Company’s liquidity has been satisfied through the net proceeds from the consummation of the Public Offering and sale of Private Placement Warrants held outside of the Trust Account.
Based on the foregoing, management believes that the Company will have sufficient working capital and bor
r
owing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Note 2—Significant Accounting Policies
Basis of Presentation
The accompanying interim unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, since the accompanying interim unaudited financial statements are condensed, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the interim unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended September 30, 2021 and for the period from June 1, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.
The accompanying interim unaudited condensed financial statements should be read in conjunction with the final prospectus of the Company filed with the SEC on September 29, 2021.
Immaterial Correction of an Error
Subsequent to filing the audited balance sheet as of September 30, 2021 within the 8-K filed on October 6, 2021, the Company determined that derivative warrant liabilities and accumulated deficit were overstated by $1,009,105 and net loss was understated by $1,009,105. Management recorded an entry to correct this error. In the opinion of management, the error is not material to prior reported amounts.
Accounting Standards Adoption
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities and Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards.

BERENSON ACQUISITION CORP. I
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 2—Significant Accounting Policies - Continued

The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies
but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.
Use of Estimates
The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.
Cash Held in Trust Account
At September 30, 2021, the assets held in the Trust Account were held in cash.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At September 30, 2021, the Company has not experienced losses on these accounts.
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet due to their short-term nature.
Fair Value Measurement
ASC 820 establishes a fair value hierarchy that prioritizes and ranks the level of observability of inputs used to measure investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment, characteristics specific to the investment, market conditions and other factors. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets will typically have a higher degree of input observability and a lesser degree of judgment applied in determining fair value.
The three levels of the fair value hierarchy under ASC 820 are as follows:
Level 1—Quoted prices (unadjusted) in active markets for identical investments at the measurement date are used.
Level 2—Pricing inputs are other than quoted prices included within Level 1 that are observable for the investment, either directly or indirectly. Level 2 pricing inputs include quoted prices for similar investments in active markets, quoted prices for identical or similar investments in markets that are not active, inputs other than quoted prices that are observable for the investment, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

BERENSON ACQUISITION CORP. I
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 2—Significant Accounting Policies - Continued

Level 3—Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. The inputs used in determination of fair value require significant judgment and estimation.
In some cases, the inputs used to measure fair value might fall within different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the investment is categorized in its entirety is determined based on the lowest level input that is significant to the investment. Assessing the significance of a particular input to the valuation of an investment in its entirety requires judgment and considers factors specific to the investment. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment and does not necessarily correspond to the perceived risk of that investment.
Derivative Liabilities
The Company evaluated the Redeemable Warrants and Private Placement Warrants (collectively, “Warrant Securities”) in accordance with
ASC 815-40, “Derivatives
and Hedging — Contracts in Entity’s Own Equity”, and concluded that the Warrant Securities could not be accounted for as components of equity. As the Warrant Securities meet the definition of a derivative in accordance with ASC 815, the Warrant Securities are recorded as derivative liabilities on the balance sheet and measured at fair value at inception (the Close Date) and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.
Key ranges of inputs for the valuation models used to calculate the fair value of the Warrant Securities were as follows:

September 30, 2021
Implied volatility	21%
Risk-free interest rate	0.98%
Instrument exercise price for one share of Class A common stock	$11.50
Expected term	5 years
Redeemable Shares
All of the 25,000,000 Class A common stock shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in
ASC 480-10-S99, redemption
provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital
and accumulated deficit.

BERENSON ACQUISITION CORP. I
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 2—Significant Accounting Policies - Continued

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of September 30, 2021.
FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The Company is subject to income tax examinations by major taxing authorities since inception.
Net loss per Common Stock Shares
The Company applies the
two-class
method in calculating net loss per common stock share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net loss per common stock share is computed by dividing the pro rata net loss between the Class A common stock and the Class B common stock by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted loss per common stock does not consider the effect of the warrants and rights issued in connection with the Public Offering since the exercise of the warrants and rights are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants and rights are exercisable for 19,500,000 shares of Class A common stock in the aggregate.

BERENSON ACQUISITION CORP. I
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 2—Significant Accounting Policies - Continued

	Three Months Ended September 30, 2021	Period from June 1, 2021 (inception) through September 30, 2021
Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Net loss allocable to Class A Common Stock subject to possible redemption Denominator: Weighted Average Class A Common Stock	$(69,398)	$(64,656)
Basic and diluted weighted average shares outstanding	277,778	204,918

Basic and diluted net income per share	$(0.25)	$(0.32)

Class B Common Stock
Numerator: Net Loss minus Net Earnings
Net loss allocable to Class B Common Stock	$(1,795,663)	$(1,803,105)
Denominator: Weighted Average Class B Common Stock
Basic and diluted weighted average shares outstanding	7,187,500	5,714,652

Basic and diluted net loss per share	$(0.25)	$(0.32)

Stock-Based Compensation Expense
The Company accounts for stock-based compensation expense in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. The fair value of equity awards has been estimated using a market approach. Forfeitures are recognized as incurred.
Compensation expense related to the Founder Shares (as defined in Note 4 below) is recognized only when the performance condition is probable of occurrence. As of September 30, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest multiplied times the latest modification date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

BERENSON ACQUISITION CORP. I
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 2—Summary of Significant Accounting Policies - Continued

Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is for fiscal years beginning after December 15, 2021, and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU
2020-06
effective June 1, 2021 (inception). The adoption of ASU
2020-06
did not have a material impact on the Company’s financial statement.
Note 3—Public Offering
In its Public Offering, the Company sold 25,000,000 Units at a price of $10.00 per Unit. Each whole Redeemable Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Only whole Warrants may be exercised and no fractional Redeemable Warrants will be issued upon separation of the Units and only whole Redeemable Warrants may be traded. The Redeemable Warrants will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the Close Date, and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. Alternatively, if the Company does not complete a Business Combination within 18 months after the Close Date, the Redeemable Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of Class A common stock to the holder upon exercise of Redeemable Warrants issued in connection with the 25,000,000 Units during the exercise period, the Redeemable Warrants will expire worthless, except to the extent that they may be exercised on a cashless basis in the circumstances described in the agreement governing the Redeemable Warrants.
Once the Redeemable Warrants become exercisable, the Company may redeem the outstanding Redeemable Warrants in whole, but not in part, at a price of $0.01 per Redeemable Warrant upon a minimum of 30 days’ prior written notice of redemption, and only in the event that the last sale price of the Company’s Public Shares equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day
period ending on the third trading day before the Company sends the notice of redemption to the Redeemable Warrant holders. Additionally, 90 days after the Redeemable Warrants become exercisable, the Company may redeem the outstanding Redeemable Warrants in whole, but not in part, for shares of Class A common stock at a price based on the redemption date and “fair market value” of the Company’s Class A common stock upon a minimum of 30 days’ prior written notice of redemption, and only in the event that the last sale price of the Company’s Class A common stock equals or exceeds $10.00 per share on the trade date prior to the date on which the Company sends the notice of redemption to the Redeemable Warrant holders. The “fair market value” of the Company’s Class A common stock shall mean the average reported last sale price of the Company’s Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the Redeemable Warrant holders. The Company has agreed to use its best efforts to file a registration statement for the Class A common stock issuable upon exercise of the Redeemable Warrants under the Securities Act as soon as practicable, but in no event later than 15 business days following the completion of a Business Combination.
Eleven qualified institutional buyers or institutional accredited investors which are not affiliated with the Company, the Sponsor, the Company’s directors, or any member of the Company’s management (the “anchor investors”), have each purchased units in the Initial Public Offering at varying amounts not exceeding 9.9% of the units subject to the Public Offering.

BERENSON ACQUISITION CORP. I
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 3—Public Offering - Continued

The Company paid an underwriting discount of 2.00% of the gross proceeds of the Public Offering, or $5,000,000, to the underwriters at the Close Date, with an additional fee (the “Deferred Discount”) of 3.50% of the gross proceeds of the Public Offering, or $8,750,000, payable upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Discount. The Deferred Discount has been recorded as a deferred liability on the balance sheet at the Close Date.
Note 4—Related Party Transactions
Founder Shares
On June 25, 2021, the Sponsor purchased 7,187,500 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. The purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the number of Founder Shares issued.

The Founder Shares are the same as Class B common stock.
On September 15, 2021, the Sponsor transferred 25,000 Founder Shares to each of the Company’s independent directors and special adviser (together, with the Sponsor, the “Initial Stockholders”) at a purchase price of approximately $0.004 per share.
At the Close Date, 937,500 Founder Shares were subject to forfeiture by the Sponsor if the underwriter’s over-allotment option is not exercised in full within 45 days after the Close Date.
As of the Close Date, the Initial Stockholders held 7,187,500 Founder Shares.
The Founder Shares are identical to shares of Class A common stock sold in the Public Offering except that:

•	only holders of the Founder Shares have the right to vote on the election of directors prior to the Business Combination;

•	the Founder Shares are subject to certain transfer restrictions, as described in more detail below;

•
the initial stockholders and the Company’s officers and directors entered into a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to their Founder Shares and public shares in connection with the completion of the Business Combination and (ii) to waive their rights to liquidating distributions from the trust account with respect to their Founder Shares if the Company fails to complete the Business Combination within 18 months from the Proposed Offering. If the Company submits the Business Combination to the public stockholders for a vote, the initial stockholders have agreed, pursuant to such letter agreement, to vote their Founder Shares and any public shares purchased during or after the Proposed Offering in favor of the Business Combination; and

•
the Founder Shares are automatically convertible into Class A common stock on the first business day following the completion of the Business
Combination on a one-for-one basis, subject to
adjustment pursuant to certain anti-dilution rights.

Additionally, the Sponsor and initial stockholders will agree not to transfer, assign or sell any of its Founder Shares until the earlier of (i) one year after the completion of the Business Combination or (ii) subsequent to the Business Combination, if the last sale price of the shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing
at least 150 days after the Business Combination or (iii) the date following the completion of the Business Combination on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s public stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property (the “Lock Up Period”).

BERENSON ACQUISITION CORP. I
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 4—Related Party Transactions - Continued

In conjunction with each anchor investor purchasing 100% of the Units allocated to it, in connection with the closing of the Proposed Public Offering the Sponsor sold 1,872,159 Founder Shares at their original purchase price. The Company estimated the excess aggregate fair value over the amount paid by the anchor investors of the Founder Shares attributable to the anchor investors to be $13,610,087 or $7.274 per share. The excess of the fair value of the Founder Shares sold over the purchase price was determined to be an issuance cost of the Public Offering incurred on the Company’s behalf. Accordingly, this issuance cost was accounted for as an equity contribution from the sponsor.
As a portion of the Public Offering consisted of warrants that are accounted for as liabilities, as such a portion of the excess of fair value was expensed to the statement of operations.
Private Placement Warrants
On the Close Date, the Sponsor purchased from the Company 7,000,000 Private Placement Warrants at a price of $1.00 per warrant, or approximately $7,000,000, in a private placement that occurred in conjunction with the completion of the Public Offering. Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share, subject to adjustment. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering to be held in the Trust Account. The Private Placement Warrants will not be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Redeemable Warrants. The Sponsor, or its permitted transferees, will have the option to exercise the Private Placement Warrants on a cashless basis. The Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of the Business Combination.
If the Company does not complete the Business Combination within 18 months from the Close Date, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Company’s Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.
Indemnity
The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company discussed entering into a transaction agreement, reduces the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company and, therefore, the Sponsor may not be able to satisfy those obligations. The Company has not asked the Sponsor to reserve for such eventuality as the Company believes the likelihood of the Sponsor having to indemnify the Trust Account is limited because the Company will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Related Party Loans
On June 25, 2021, the Company’s Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover related expenses to the Public Offering pursuant to a promissory note. The note was non-interest
bearing and the amount of $176,000 was repaid in full to the Sponsor at the Close Date.

BERENSON ACQUISITION CORP. I
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 4—Related Party Transactions - Continued

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Upon the consummation of a Business Combination the Working Capital Loans may be repaid out of the proceeds of the Trust Account released to the Company or, at the lender’s discretion, up to $1,500,000 of the loan balance may be converted into warrants with terms identical to the Private Placement Warrants at a price of $1.00 per warrant. If a Business Combination does not cl
o
se the Working Capital Loans could only be repaid with funds held outside the Trust Account.
Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.
Service and Administrative Fees
The Company has agreed, commencing on September 27, 2021, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.
Note 5—Stockholders’ Deficit
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At the Close Date, there were 25,000,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and were classified at their redemption value outside of stockholders’ deficit on the balance sheet.
Class
 B Common Stock
—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At the Close Date, there were 7,187,500 shares of Class B common stock issued and outstanding, of which 937,500 were subject to forfeiture if the underwriter’s over-allotment option is not exercised in full within 45 days after the Close Date.
Dividend Policy
The Company has not paid and does not intend to pay any cash dividends on its common stock prior to the completion of the Business Combination. Additionally, the Company’s board of directors does not contemplate or anticipate declaring any stock dividends in the foreseeable future.

BERENSON ACQUISITION CORP. I
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6—Fair Value Measurements
The following table presents information about the Company’s derivative liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Redeemable Warrants	$—	$—	$12,125,000	$12,125,000
Private Placement Warrants	—	—	6,930,000	6,930,000

Total	$—	$—	$19,055,000	$19,055,000

The valuation methodology used in the determination of the fair value of financial instruments for which Level 3 inputs were used at September 30, 2021 was a market approach.
Note 7—Commitments
Registration Rights
Holders of the Founder Shares and Private Placement Warrants will be entitled to registration rights pursuant to a registration rights agreement to be signed on or prior to the effective date of the Proposed Offering. The holders of these securities are entitled to make up to three demands that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to other registration statements filed by the Company subsequent to its completion of the Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock Up Period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriters Agreement
The underwriters were paid a cash underwriting discount of two percent (2%) of the gross proceeds of the IPO, or $5,000,000. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% or $8,750,000 of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.
Note 8—Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were available to be issued. Based upon this review, except as noted below, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.
On October 22, 2021, the underwriters partially exercised their option to purchase additional Units, resulting in the issuance of an additional 2,510,000 Units at a public offering price of $10.00 per Unit. After giving effect to the partial exercise and close of the option, an aggregate of 27,510,000 Units have been issued in the Public Offering.
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
(this “Quarterly Report”) to “we,” “us” or the “Company” refer to Berenson Acquisition Corp. I. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Berenson SPAC Holdings I, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2021 were organizational activities and those necessary to prepare for our Initial Public Offering, described below, and, since our Initial Public Offering, our activity has been limited to identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate
non-operating
income in the form of interest income on marketable securities held in the trust account established for the benefit of our public stockholders (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial Business Combination.
For the three months ended September 30, 2021, we had a net loss of $1,865,061, which consisted of operating costs of $151,530 and offering costs associated with derivative warrant liabilities totaling $1,713,531.
For the period from June 1, 2021 (Inception) to September 30, 2021, we had a net loss of $1,867,761, which consisted of operating costs of $154,230 and offering costs associated with derivative warrant liabilities totaling $1,713,531.
Liquidity, Capital Resources and Going Concern
Until the consummation of our Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B common stock, par value $0.0001 per share (“Founder Shares”), by the Sponsor and loans from the Sponsor.
On September 30, 2021, we consummated our Initial Public Offering of 25,000,000 units (“Units”), at $10.00 per Unit, generating gross proceeds of $250,000,000. Simultaneously with the consummation of our Initial Public Offering, we consummated the Private Placement of an aggregate of 7,000,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $7,000,000.
Following our Initial Public Offering and the Private Placement, a total of $250,000,000 was placed in the Trust Account. We incurred transaction costs of $14,256,471, consisting of $13,750,000 of underwriters fees and discounts and $506,471 of other offering costs.
For the period from June 1, 2021 (inception) to September 30, 2021, cash used in operating activities was $799,358. Net loss of $1,867,761 was affected by offering costs associated with derivative warrant liabilities of $1,713,531 and changes in operating assets and liabilities, which used $645,128 of cash from operating activities.
As of September 30, 2021, cash held in the Trust Account was $250,000,000. We intend to hold marketable securities in the Trust Account in the future. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions), to complete our initial Business Combination. We may withdraw interest to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of September 30, 2021, we had cash held outside the Trust Account of $719,171. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
On October 22, 2021 the underwriters partially exercised the over-allotment by purchasing an additional 2,510,000. Simultaneously with the partial exercise of the over-allotment by the underwriters, the Sponsor purchased an additional 502,000 Private Placement warrants at $1.00 per warrant totaling $502,000. As part of the partial over-allotment, the Company incurred additional underwriting fees of $502,000 and deferred underwriting fees of $878,500.
Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing.
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of September 30, 2021.
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
Net income (loss) Per Common Stock Shares
The Company applies the
two-class
method in calculating net loss per common stock share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net loss per common stock share is computed by dividing the pro rata net loss between the Class A common stock and the Class B common stock by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted loss per common stock does not consider the effect of the warrants and rights issued in connection with the Public Offering since the exercise of the warrants and rights are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants and rights are exercisable for 19,500,000 shares of Class A common stock in the aggregate.

Common Stock Subject to Possible Redemption
All of the 25,000,000 Class A common stock shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in
ASC 480-10-S99, redemption
provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital
and accumulated deficit.
Public Warrants and Private Placement Warrants
We account for the public warrants and the Private Placement Warrants issued in connection with our Initial Public Offering in accordance with ASC Topic
815-40,
Derivatives and Hedging, Contracts in Entity’s Own Equity, under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statements of operations in the period of change.
Recent Accounting Standards
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on June 1, 2021 (inception). Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
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
15d-15(e) under
the Exchange Act) as of the end of the fiscal quarter ended September 30, 2021. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) that occurred during the fiscal quarter ended on September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
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