Form 10-K
period 2021-12-31
Berenson Acquisition Corp. I
filed 2022-03-31
CIK 1869673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-40843

Berenson Acquisition Corp. I
(Exact name of registrant as specified in its charter)

Delaware	87-1070217
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

667 Madison Avenue, 18 th Floor New York, NY	10065
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212)
935-7676
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one warrant	BACA.U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	BACA	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	BACA WS	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant’s securities were not publicly traded. Accordingly, there was no market value for the registrant’s Class A common stock on such date.
As of March 29, 2022, there were
 27,510,000 shares of Class A common stock, par value $0.0001 per share, and 6,877,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

CERTAIN TERMS
Unless otherwise stated in this Annual Report on Form
10-K
(this “report”) or unless the context otherwise requires:

•	references to “we,” “us,” “our,” “the company” or “our company” refer to Berenson Acquisition Corp. I, a Delaware corporation;

•	references to our “sponsor” refer to Berenson SPAC Holdings I, LLC, a Delaware limited liability company;

•	references to “common stock” refer to our Class A common stock, par value $0.0001 per share, and our Class B common stock, par value $0.0001 per share, collectively;

•
references to “public shares” refer to shares of our Class A common stock sold as part of the units in our initial public offering (whether purchased in our initial public offering or thereafter in the open market);

•
references to “founder shares” refer to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issuable upon the conversion thereof;

•
references to “public warrants” refer to our redeemable warrants sold as part of the units in our initial public offering (whether purchased in our initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or our executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;

•	references to “private placement warrants” refer to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

•	references to “warrants” refer to the public warrants and the private placement warrants;

•
references to “public stockholders” refer to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

•	references to “management” or our “management team” refer to our officers and directors; and

•	references to “initial stockholders” refer to holders of our founder shares prior to our initial public offering.

•
references to “anchor investors” refer to the up to 11 qualified institutional buyers or institutional accredited investors which are not affiliated with us, our sponsor, our directors or any member of our management and that have purchased units in our initial public offering.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR
SUMMARY
Certain of the statements contained in this Annual Report on Form
10-K
constitute “forward-looking statements” for purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
The forward-looking statements contained in this Annual Report on Form
10-K
are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	we are a newly incorporated company with no operating history and no revenues;

•	public stockholders’ lack of opportunity to vote on our proposed business combination;

•	lack of protections normally afforded to investors of blank check companies;

•	our initial stockholders controlling a substantial interest in us;

•	deviation from acquisition criteria and guidelines;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses

•	completing a business combination with a company located in a foreign jurisdiction;

•	issuance of equity and/or debt securities to complete a business combination;

•	lack of working capital;

•	our ability to obtain additional financing to complete our initial business combination;

•	dependence on key personnel;

•	past performance by our management team is not indicative of future performance of an investment in us;

•	conflicts of interest of our sponsor, officers and directors;

•	there is currently no market for our securities and a market for our securities may not develop;

•	the delisting of our securities by the NYSE;

•	the impact of the ongoing COVID-19 pandemic and related risks;

•	delay in receiving distributions from the trust account;

•	the exercise of registration rights by our security holders may have an adverse effect on the market price of our Class A common stock;

•	warrant holders limited to exercising warrants only on a “cashless basis;”

•	ability to amend the terms of our warrants with the approval by the holders of at least 50% of the then outstanding public warrants;

•	shares being redeemed and warrants becoming worthless;

•	adverse effect of warrants and founder shares on the market price of our Class A common stock;

•	changes in laws or regulations, or our failure to comply with any laws and regulations;

•	uncertain or adverse U.S. federal income tax consequence;

•	difficulties and limitations in protecting your interests, and your ability to protect your rights through the U.S. federal courts; and

•	the other risks and uncertainties discussed in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.
Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Summary Risk Factors
Our business is subject to numerous risks and uncertainties, including those highlighted in Item I, Part 1A. “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. This summary only highlights the more detailed information appearing elsewhere in this report. You should read this entire report carefully, including the information under “Risk Factors” and our financial statements and the related notes included elsewhere in this report, before investing.

•	We are a blank check company with no operating history and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

•	If we are unable to consummate our initial business combination, our public stockholders may be forced to wait until March 30, 2023 before receiving distributions from the trust account.

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the impact and uncertainty resulting from the COVID-19 pandemic, the invasion of Ukraine by Russia and resulting sanctions and other events and risks (such as geopolitical unrest or a significant outbreak of other infectious diseases) and the status of debt and equity markets.

•	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination.

•	Our public stockholders lack protections normally afforded to investors of blank check companies.

•	Our initial stockholders control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

•	Our deviation from acquisition criteria and guidelines.

•	Our ability to complete our initial business combination.

•	Our expectations around the performance of a prospective target business or businesses.

•	Completing a business combination with a company located in a foreign jurisdiction.

•	We may issue shares of our capital stock to complete our initial business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership

•
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

•	We may not have sufficient working capital to cover our operating expenses.

•	Our ability to obtain additional financing to complete our initial business combination.

•	Our dependence on key personnel.

•	The past performance by our management team is not indicative of future performance of an investment in us.

•	The conflicts of interest of our sponsor, officers and directors.

•	The NYSE may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	The exercise of registration rights by our security holders may have an adverse effect on the market price of our Class A common stock.

•	Warrant holders may be limited to exercising warrants only on a “cashless basis.”

•	The ability to amend the terms of our warrants with the approval by the holders of at least 50% of the then outstanding public warrants;

•	Shares being redeemed and warrants becoming worthless.

•	The adverse effect of warrants on the market price of our Class A common stock.

•
Changes in laws or regulations, or our failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

PART I
Item 1. Business
Introduction
We are a blank check company incorporated on June 1, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to in this report as our initial business combination. While we may pursue an initial business combination target in any industry or geographical location, we intend to focus our search on a target business operating in the software and technology-enabled services industry with a total enterprise value in excess of $1 billion.
On June 25, 2021, we issued 7,187,500 founder shares to our sponsor for an aggregate purchase price of $25,000, or approximately $0.004 per share. On September 15, 2021, our sponsor transferred an aggregate of 25,000 founder shares to each of our independent directors and our special advisor (for a total of 125,000 founder shares) for their original purchase price. Subsequently, on September 30, 2021, our sponsor sold an aggregate of 1,872,159 founder shares to the anchor investors at their original purchase price. Following the expiration of the underwriter’s over-allotment option, on November 12, 2021 our sponsor forfeited 310,000 founder shares, so that our initial stockholders continue to own 20% of our issued and outstanding shares of common stock after our initial public offering, described below.
On September 27, 2021, the registration statement on Form
S-1
(File
No. 333-259470)
relating to our initial public offering was declared effective by the U.S. Securities and Exchange Commission (the “SEC”). On September 30, 2021, we consummated our initial public offering of 25,000,000 units, with each unit consisting of one share of Class A common stock and one-half
of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $250,000,000.
Simultaneously with the consummation of our initial public offering, we consummated the private placement of 7,000,000 private placement warrants to our sponsor at a price of $1.00 per private placement warrant, generating total proceeds of $7,000,000 (the “private placement”).
On October 22, 2021, the underwriters of the initial public offering partially exercised their over-allotment option and purchased 2,510,000 additional units at $10.00 per unit, generating additional gross proceeds of $25,100,000. In addition, on October 22, 2021, simultaneously with the partial exercise of the over-allotment option by the underwriters, the sponsor purchased an additional 502,000 private placement warrants at $1.00 per private placement warrant, generating additional gross proceeds of $502,000.
A total of $275,100,000 (or $10.00 per unit sold in our initial public offering) of the net proceeds from our initial public offering (including the partial exercise of the underwriter’s over-allotment option) and the private placement was placed in a trust account established for the benefit of our public stockholders (the “trust account”), with Continental Stock Transfer & Trust Company acting as trustee, and has been invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our tax obligations, the funds held in the trust account will not be released from the trust account until the earliest of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (a) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem or to redeem 100% of our public shares if we do not complete our initial business combination by March 30, 2023 or (b) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity, and (iii) the redemption of our public shares if we do not complete our initial business combination by March 30, 2023, subject to applicable law.
Transaction costs amounted to $6,008,471, consisting of $5,502,000 in underwriting discounts and commissions and $506,471 for other costs and expenses related to our initial public offering. In addition, the underwriters of our initial public offering agreed to defer $9,628,500 in underwriting commissions, which amount will be payable upon consummation of our initial business combination, if consummated. As of December 31, 2021, we had $670,762 in our operating bank accounts, $275,105,128 in cash and marketable securities held in the trust account and a working capital surplus of $992,306.
Our units began trading on September 28, 2021 on the New York Stock Exchange (the “NYSE”) under the symbol “BACA.U.” Commencing on November 18, 2021, the Class A common stock and warrants comprising the units began separate trading on the NYSE under the symbols “BACA” and “BACA WS,” respectively. Those units not separated continue to trade on the NYSE under the symbol “BACA.U.”
Our Management Team
Our sponsor is affiliated with Berenson Holdings LLC (“Berenson”), a merchant bank founded in 1990 with two principal lines of business: investment banking and private equity investing. In addition, an affiliate of Navigation Capital Partners LLC (“Navigation”) is an investor in our sponsor. Navigation Capital is an Atlanta-based private equity firm that partners and invests with successful CEOs to launch companies into the public market.

We are seeking to create an investment vehicle that will benefit from our long heritage of investment and advisory capability servicing corporations, entrepreneurs and private investors as they identify, evaluate and implement opportunities to realize and capitalize on their long-term strategic vision. We expect to rely on significant proprietary deal flow, and along with our board of directors, to identify and analyze businesses that we believe will benefit from Berenson’s experience and networks to accelerate and realize growth and shareholder value creation. Navigation will provide resources including a network of relationships, extensive SPAC knowledge base and a standardized SPAC operating system to streamline the business combination process.
Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period to our company will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.
The past performance of our management team or their affiliates is not a guarantee of either (i) success with respect to a business combination that may be consummated or (ii) the ability to successfully identify and execute a transaction. You should not rely on the historical record of management or their affiliates as indicative of future performance.
Business Strategy
We will seek to capitalize on the significant industry experience and contacts of our management team and board of directors to identify, evaluate and acquire a target business. Our objective is to acquire a high- quality business that can generate attractive, risk-adjusted returns for stockholders. Our selection process will leverage Berenson’s and Navigation’s extensive global network of relationships, deep industry knowledge across multiple geographies, transaction execution experience and deal sourcing capabilities that provide access to a broad spectrum of acquisition opportunities, which we believe will differentiate us as a partner of choice to potential business combination opportunities.
We believe that the following differentiated value propositions will allow us to bring to the public market a highly attractive business:

•
Proprietary Sourcing Capabilities
: Our network of deep relationships with CEOs, founders, boards of directors and private equity sponsors provides us with a differentiated avenue for sourcing target businesses;

•
Proven Experience in Consummating Transactions
: We believe that our extensive M&A experience, with a distinct reputation for navigating transaction complexities, is a significant advantage. Our team has demonstrated the ability to negotiate and structure transactions, evaluate corporate strategies, access growth capital, and develop appropriate capital structures;

•
Extensive Understanding of Capital Markets and Public Market Investors
: We have significant experience in formulating a variety of structures for companies across a number of industries. Much of this structuring capability is based on familiarity with the key performance indicators and growth metrics of companies in our target industries;

•	Significant Software and Technology-enabled Services Investment Experience : We have extensive experience in analyzing attractive companies in our target sectors
If we elect to pursue an investment outside of those industries, our management’s expertise related to those industries may not be directly applicable to its evaluation or operation.
Business Combination Criteria
We seek to merge with a private company operating in the software and technology-enabled services sector with recurring / predictable revenue and the prospect for high free cash flow conversion at scale. We expect to focus on businesses with a total enterprise value in excess of $1 billion with as many of the following characteristics as possible:

•
Passionate Management
: We are drawn to teams that “live and breathe” their
end-markets
and have a unique understanding for the current and future needs of their clients. We recognize that execution capability is critical and look for teams with demonstrable past success;

•
Large and Growing End Markets
: We seek to identify businesses that are solving problems in large and growing markets. We focus primarily on the products / services that the business currently offers and are careful to not be influenced by
“blue-sky”
opportunities (though we view their credible presence as upside);

•
Resilient Barriers to Entry
: We seek established and emerging market leaders with defensible and self-reinforcing competitive advantages such as high switching costs, network effects, proprietary data / integrations and learning effects;

•
Mission-Critical Offerings
: For us, an ideal business demonstrates low price elasticity, though we are careful to make sure that it is not over-earning / rent-seeking. We especially like products and services that provide high value at a low nominal cost; we believe this represents pricing power;

•	Organic Volume Growth : We prefer businesses that have historically driven growth through volume; we look to isolate pricing from overall revenue growth;

•	Attractive Unit Economics : We analyze unit economics in order to identify businesses with long- term strong free cash flow generation potential at scale;

•
A Well-Defined Corporate Culture
: We believe that companies are built by teams, not individuals; much of the value of exceptional leaders lies in their ability to cultivate a strong, defined and evolving corporate culture which can be used to attract and retain talent. Key attributes include accountability, ethics, empowerment, transparency and diversity of thought;

•
Potential to Benefit from Our Expertise
: We will rely on our advisory heritage to assist management in identifying, negotiating, financing and structuring transactions including acquisition and/or capital raises to support and accelerate long-term growth.

We believe we can enhance the value proposition of a business combination through, among other things:

•
Growth Strategies:
We can assist the company in developing and executing organic and inorganic growth strategies, including operational and management enhancements, as well as identifying and executing on acquisitions;

•	Capital Formation: We can continually monitor capital markets and advise on opportunities to optimize capital structure and transition the company’s investor base to fundamental, long-term holders;

•	Public Company Readiness: We can assist a company in creating an appropriate public company accounting and reporting infrastructure and obtaining relevant analyst coverage.
These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.
Sourcing of Potential Initial Business Combination Targets
Business combination targets that are developing core technologies and pursuing disruptive commercialization strategies often need access to stable capital but lack access to public markets. Our team has the necessary technical, operating and transactional expertise to identify attractive acquisition targets that would most benefit from the value we seek to deliver to our shareholders vis-à-vis
our initial business combination. The primary sourcing activities of our team will emanate from its access to high quality deal flow that meets our acquisition criteria—the result of successfully investing in, scaling and operating innovative companies.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, executive officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, executive officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority (“FINRA”), or an independent accounting firm stating that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.
Members of our management team directly or indirectly own founder shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.
Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such other entity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. We do not believe, however, that the fiduciary duties or contractual obligations of our officers and directors will materially affect our ability to complete our initial business combination.

In addition, our sponsor, officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. Our officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.
Affiliates of our sponsor are not prohibited from sponsoring other special purpose acquisition companies and such affiliates, including Navigation and Berenson, expect to sponsor special purpose acquisition companies in the future. In particular, Navigation is a sponsor of four special purpose acquisition companies that have filed registration statements in connection with their initial public offerings. Any such companies may pursue similar targets and compete with us for business combination opportunities. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. However, we do not currently expect that any such other special purpose acquisition company would materially affect our ability to complete our initial business combination.
Initial Business Combination
The NYSE listing rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the assets held in the trust account (excluding any deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% fair market value test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, with respect to the satisfaction of such criteria. Additionally, pursuant to the NYSE rules, any initial business combination must be approved by a majority of our independent directors. Notwithstanding the foregoing, if we are not listed on the NYSE at the time of our initial business combination, these rules will not be applicable to us.
We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own or acquire shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target, or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In such cases, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the outstanding equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% fair market value test. If our initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses.
We will provide our public stockholders with the opportunity to redeem all or a portion of their shares Class A common stock upon the completion of our initial business combination either: (i) in connection with a stockholder meeting called to approve the business combination; or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would typically require stockholder approval. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by applicable law or stock exchange listing requirements or we choose to seek stockholder approval for business or other reasons.
We have until March 30, 2023 to complete our initial business combination. If we do not complete our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination by March 30, 2023.
Competition
We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire.
Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of the initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Our sponsor or any of its affiliates may make additional investments in us, although our sponsor and its affiliates have no obligation or other duty to do so. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating and completing an initial business combination.
Employees
We currently have two officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period to our company will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.
Our Website
Our corporate website address is www.berensonacquisitioncorp.com. The information contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into this report.
Periodic Reporting and Audited Financial Statements
We have registered our units, Class A common stock and warrants under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. Such reports and other information filed by the company with the SEC are available free of charge on our website and on the SEC’s website at www.sec.gov. The contents of this website are not incorporated into this report. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.
We will provide stockholders with audited financial statements of a prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, United States generally accepted accounting principles (“U.S. GAAP”) or international financial reporting standards (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”). These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with U.S. GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.
We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the worldwide market value of our common stock that is held by non-affiliates
exceeds $700 million as of the end of that fiscal year’s second fiscal quarter; and (ii) the date on which we have issued more than $1.00 billion in non-convertible
debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates
exceeds $250 million as of the end of that year’s second fiscal quarter, or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates
exceeds $700 million as of the end of that year’s second fiscal quarter.

Item 1A. Risk Factors
An investment in our securities involves a high degree of risk. You should carefully consider all of the risks described below, together with the other information contained in this Annual Report on Form
10-K.
If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination
We are an early stage company with no operating history and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.
We are an early stage company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.
Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. For instance, the NYSE rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding shares of our common stock do not approve of the business combination we consummate.
If we seek stockholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination and the anchor investors have agreed to vote their founder shares in favor of such initial business combination, regardless of how our public stockholders vote.
Our sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them in favor of our initial business combination. In addition, the anchor investors have agreed to vote their founder shares in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares and the anchor investors’ founder shares, we would need 10,316,251, or 37.5%, of the 27,510,000 public shares sold in the initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted), or an additional 1,719,376, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 27,510,000 public shares sold in the initial public offering to be voted in favor of a transaction, in order to have such initial business combination approved. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team and anchor investors to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.
Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.
At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Additionally, since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential target businesses, which may make it difficult for us to enter into a business combination with a target.
We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, we will only redeem our public shares so long as (after such redemptions) our net tangible assets, after payment of the deferred underwriting commissions, will be at least $5,000,001 either prior to or upon consummation of an initial business combination, after payment of the deferred underwriting commission related to our initial public offering (so that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to not be at least $5,000,001 either prior to or upon consummation of an initial business combination, after payment of the deferred underwriting commission, or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share
amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commissions and after such redemptions, the per-share
value of shares held by
non-redeeming
stockholders will reflect our obligation to pay the deferred underwriting commissions.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.
If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.
If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the initial public offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisor or any of their affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, officers, advisor or any of their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they are under no obligation to do so.
Such a purchase may include a contractual acknowledgement that such public stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling public stockholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of any such transaction could be to (i) vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, (ii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met or (iii) reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such transaction may result in the completion of our initial business combination that may not otherwise have been possible.
In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing
COVID-19
coronavirus pandemic and the status of debt and equity markets.
The
COVID-19
pandemic could materially and adversely affect the business of any potential target business with which we consummate a business combination. Furthermore, we may be unable to complete a business combination if continued concerns relating to
COVID-19
restrict travel, limit the ability to have meetings with potential investors, if the target company’s personnel, vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner, or if
COVID-19
causes a prolonged economic downturn. The extent to which
COVID-19
impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of
COVID-19
and the actions to contain
COVID-19
or treat its impact, among others. If the disruptions posed by
COVID-19
or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.
In addition, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing which may be impacted by
COVID-19
and other events.
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by negative impacts on the global economy, capital markets or other geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities.
The United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe. The United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.
Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a business combination and any target business with which we ultimately consummate a business combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities, cross-border transactions or our ability to raise equity or debt financing in connection with any particular business combination. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.
The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any taxes payable) at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies with which we may complete such a business combination.
The NYSE listing rules and our amended and restated certificate of incorporation require that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any taxes payable) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies that we may complete a business combination with. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account, which may be less than $10.00 per share.

The requirement that we complete our initial business combination within 18 months after our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination target, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by March 30, 2023 (18 months from the closing of our initial public offering). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.
We may not be able to complete our initial business combination by March 30, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
Our amended and restated certificate of incorporation provides that we must complete our initial business combination by March 30, 2023 (18 months from the closing of our initial public offering). We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, while the extent of the impact of the
COVID-19
pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third- party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of
COVID-19
may negatively impact businesses we may seek to acquire.
If we have not completed our initial business combination within such time period or during any extension period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. See “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their stock, and our warrants will expire worthless.
We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of the initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our initial business combination and we are obligated to pay cash for shares of our Class A common stock, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.
As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.
In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into business combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, including the recent invasion of Ukraine by Russia and the resulting sanctions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination on terms favorable to our investors altogether.
If the net proceeds of the initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate at least until March 30, 2023, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination.
Of the net proceeds of the initial public offering and the sale of the private placement warrants, only approximately $1,000,000 was made available to us initially outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate at least until March 30, 2023; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.
If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to loan funds to us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.
If we have not completed our initial business combination within the prescribed timeframe because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless. See “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.
You will not be entitled to protections normally afforded to investors of many other blank check companies.
Since the net proceeds of the initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we will have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form
8-K,
including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the initial public offering had been subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of our initial business combination.
Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.
In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.
The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, after completion of any initial business combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims
(“run-off
insurance”). The need for
run-off
insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share.
Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. The underwriters of the initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account.
Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors.
Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor, which is a newly formed entity, has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per public share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.
In the event that the proceeds in the trust account are reduced below the lesser of: (i) $10.00 per public share; or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in certain instances. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.
If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public stockholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.
If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per share amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities;
each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.
We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. treasuries and meeting certain conditions under Rule
2a-7
under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule
3a-1
promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.
Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a
60-day
notice period during which any third-party claims can be brought against the corporation, a
90-day
period during which the corporation may reject any claims brought, and an additional
150-day
waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 18 th
month from the closing of our initial public offering (or the end of any extension period) in the event we do not complete our initial business combination and, therefore, we do not intend to comply with those procedures.

Because we do not intend to comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that provides for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, consultants, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.
We may not hold an annual meeting of stockholders until after the consummation of our initial business combination.
In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting of stockholders until no later than one year after our first fiscal year end following our listing on the NYSE. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.
The forward purchase investors have the ability to excuse themselves from their obligation to purchase forward purchase shares for any reason.
Pursuant to the forward purchase agreements, the forward purchase investors may purchase up to an aggregate of 5,000,000 forward purchase shares for total gross proceeds of up to $50,000,000. We have agreed with one of our forward purchase investors that it will have the right to acquire up to $25,000,000 of securities. At our option, the securities offered to the forward purchaser may be equity securities, convertible debt securities or non-convertible
debt instruments. The form of securities offered are in our discretion, although the forward purchaser is not obligated to purchase any securities from us. Pursuant to the forward purchase agreements, if, upon notification of our intention to enter into an initial business combination, a forward purchase investor decides not to purchase such forward purchase shares for any reason, such forward purchase investor will be excused from its obligation to purchase such forward purchase shares. This excusal right could give the forward purchase investors significant influence over our decision of whether or not to proceed with an initial business combination with a particular target business. We may not be able to obtain any or enough additional funds to account for such shortfall, which may impact our ability to consummate an initial business combination. Any such shortfall would also reduce the amount of funds that we have available for working capital of the post- business combination company.
In evaluating a prospective target business for our initial business combination, our management may rely on the availability of all of the funds from the sale of the forward purchase shares to be used as part of the consideration to the sellers in the initial business combination. If the sale of some or all of the forward purchase shares fails to close, for any reason, we may lack sufficient funds to consummate our initial business combination.
In connection with our initial public offering, we entered into forward purchase agreements pursuant to which the forward purchase investors have committed to purchase the forward purchase shares for up to $50,000,000 in the aggregate, in a private placement to close immediately prior to the closing of our initial business combination. We have agreed with one of our forward purchase investors that it will have the right to acquire up to $25,000,000 of securities. At our option, the securities offered to the forward purchaser may be equity securities, convertible debt securities or non-convertible
debt instruments. The form of securities offered are in our discretion, although the forward purchaser is not obligated to purchase any securities from us. The funds from the sale of the forward purchase shares may be used as part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital in the post transaction company. Notwithstanding the foregoing, each forward purchase investor will have the right to be excused from its purchase obligation in connection with any specific business combination under certain circumstances.

If the sale of some or all of the forward purchase shares fails to close for any reason, including by reason of the forward purchase investors deciding not to purchase their forward purchase shares, we may lack sufficient funds to consummate our initial business combination. The forward purchase investors’ obligations to purchase forward purchase shares will be subject to fulfillment of customary closing conditions. In the event of any such failure to fund by the forward purchase investors, any obligation is so terminated or any such closing condition is not satisfied and not waived by the forward purchase investors, we may lack sufficient funds to consummate our initial business combination.
Our forward purchase investors have entered into contingent forward purchase agreements with us that provide for the purchase of an aggregate of up to 5,000,000 forward purchase shares, at a price of $10.00 per forward purchase share, in a private placement to close immediately prior to the closing of our initial business combination. We have agreed with one of our forward purchase investors that it will have the right to acquire up to $25,000,000 of securities. At our option, the securities offered to the forward purchaser may be equity securities, convertible debt securities or non-convertible
debt instruments. The form of securities offered are in our discretion, although the forward purchaser is not obligated to purchase any securities from us. Each forward purchase investor will have the right to be excused from its purchase obligation in connection with any specific business combination if, within five days following written notice delivered by us of our intention to enter into a specific business combination, the forward purchase investor notifies us that it has decided not to proceed with the purchase for any reason. If either forward purchase investor exercises such right, or otherwise fails to purchase the forward purchase shares allocated to it, such forward purchase investor will forfeit a pro rata portion of its interest in our sponsor or its right to purchase founder shares from our sponsor, as applicable. Any funds from the sale of the forward purchase shares may be used as part of the consideration to the sellers in the initial business combination, for expenses in connection with the initial business combination or for the combined company’s working capital needs.
Pursuant to the forward purchase agreements, we have agreed that we will use our commercially reasonable efforts (i) to file within 30 days after the closing of the initial business combination a registration statement with the SEC registering the resale of the forward purchase shares and the private units (and underlying securities) held by the forward purchase investors, (ii) to cause such registration statement to be declared effective as soon as practicable thereafter and (iii) to maintain the effectiveness of such registration statement until the earliest of (a) such date as all of the securities covered thereby have been sold or otherwise transferred and (b) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act, and without the requirement to be in compliance with Rule 144(c)(1) under the Securities Act. We will bear the costs and expenses of filing such registration statement.
The grant of registration rights to our initial stockholders and their permitted transferees and the anchor investors may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.
Pursuant to a registration rights agreement entered into in connection with the initial public offering, at or after the time of our initial business combination, our initial stockholders and their permitted transferees and the anchor investors can demand that we register the resale of their founder shares after those shares convert to shares of our Class A common stock. In addition, our sponsor and its permitted transferees can demand that we register the resale of the private placement warrants and the shares of Class A common stock issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to complete. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the common stock owned by our initial stockholders or their permitted transferees, the private placement warrants owned by our sponsor or their permitted transferees, warrants issued in connection with working capital loans or Class A common stock issuable upon conversion of the founder shares held by the anchor investors are registered for resale.
Because we are neither limited to evaluating target businesses in a particular industry nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.
We may seek to complete a business combination with an operating company in any industry or sector, but we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if such opportunity were available, in a target business. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities in industries outside of the software and technology-enabled services industry (which industries may or may not be outside of our management’s area of expertise).
Although we intend to focus on identifying business combination targets in the software and technology-enabled services industry, we will consider a business combination outside of the software and technology-enabled services industry (which industries may be outside our management’s area of expertise) if a business combination target is presented to us and we determine that such target offers an attractive acquisition opportunity for our company or we are unable to identify a suitable candidate in the software and technology- enabled services industry. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we may not adequately ascertain or assess all of the risks. An investment in our securities may ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination target.
In the event we elect to pursue an acquisition outside of the software and technology-enabled services industry, our management’s expertise may not be directly applicable to its evaluation or operation.
Because we intend to seek a business combination with a target business in the software and technology- enabled services industry, we expect our future operations to be subject to risks associated with this industry.
Business combinations with businesses in the software and technology-enabled services industry entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

•	if we do not develop successful new products or improve existing ones, our business will suffer;

•	we may invest in new lines of business that could fail to attract or retain users or generate revenue;

•	we will face significant competition and if we are not able to maintain or improve our market share, our business could suffer;

•	the loss of one or more members of our management team, or our failure to attract and retain other highly qualified personnel in the future, could seriously harm our business;

•
if our security is compromised or if our platform is subjected to attacks that frustrate or thwart our users’ ability to access our products and services, our users, advertisers, and partners may cut back on or stop using our products and services altogether, which could seriously harm our business;

•	malware, viruses, hacking and phishing attacks, spamming, and improper or illegal use of our products could seriously harm our business and reputation;

•	if we are unable to successfully grow our user base and further monetize our products, our business will suffer;

•	if we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be seriously harmed;

•
we may be subject to regulatory investigations and proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a way that could seriously harm our business;

•	components used in our products may fail as a result of a manufacturing, design, or other defect over which we have no control, and render our devices inoperable;

•	an inability to manage rapid change, increasing consumer expectations and growth;

•	an inability to build strong brand identity and improve subscriber or customer satisfaction and loyalty;

•	an inability to deal with our subscribers’ or customers’ privacy concerns;

•	an inability to license or enforce intellectual property rights on which our business may depend;

•	an inability by us, or a refusal by third parties, to license content to us upon acceptable terms;

•	potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;

•
competition for the leisure and entertainment time and discretionary spending of subscribers or customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior; and

•
disruption or failure of our networks, systems or technology as a result of computer viruses, “cyber- attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to businesses in the software and technology-enabled services industry. Accordingly, if we acquire a target business in another industry, these risks we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.
Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.
Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange rules, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel.
To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.
We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.
Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.
We may issue additional shares of Class A common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions described herein. Any such issuances would dilute the interest of our stockholders and likely present other risks.
Our amended and restated certificate of incorporation will authorize the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of March 29, 2022 172,490,000 and 13,122,500 authorized but unissued shares of Class A common stock and Class B common stock, respectively, are available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not the shares of Class A common stock issuable upon the conversion of the Class B common stock. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, initially at a one-for-one
ratio but subject to adjustment.
We may issue a substantial number of additional shares of Class A common stock and may issue shares of preferred stock, in order to complete our initial business combination (including pursuant to a specified future issuance) or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions described herein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (1) extend the time we have to consummate a business combination beyond March 30, 2023 or (2) amend the foregoing provisions. The issuance of additional shares of common or preferred stock:

•
may significantly dilute the equity interest of investors in the initial public offering, which dilution would increase if the anti-dilution provisions in the founder shares resulted in the issuance of shares of Class A common stock on a greater than one-to-one
basis upon conversion of the founder shares;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•
could cause a change of control if a substantial number of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.
Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
We may engage one or more of our underwriters of the initial public offering or one of their respective affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred commissions that will released from the trust only on a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.
We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.
We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers or directors which may raise potential conflicts of interest.
In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers and directors. Our officers and directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our company and our public stockholders as they would be absent any conflicts of interest.
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.
Although we have no commitments as of the date of this Annual Report on Form
10-K
to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination and affiliates of our sponsor could potentially provide such financing. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may materially negatively impact our operations and profitability.
The net proceeds from the initial public offering and the sale of the private placement warrants, including the partial exercise by the underwriters of their over-allotment option, will provide us with up to $275,100,000 that we may use to complete our initial business combination (which includes $9,628,500 of deferred underwriting commissions being held in the trust account, and excludes an aggregate of $2,000,000 in estimated offering and working capital expenses).
We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.
We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.
We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders do not agree.
Our amended and restated certificate of incorporation will not provide a specified maximum redemption threshold, except that we will only redeem our public shares so long as, after payment of the deferred underwriting commissions and after such redemptions, will be at least $5,000,001 (i) in the case of our initial business combination, either prior to or upon consummation of such initial business combination, after payment of the deferred underwriting commission or (ii) in the case of an amendment to our amended and restated certificate of incorporation (a) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination by March 30, 2023 or (b) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity, upon such amendment (in each case such that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.
In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that some of our stockholders may not support.
In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/ or other securities. We cannot assure you that we will not seek to amend our charter or governing instruments, including to extend the time to consummate an initial business combination in order to effectuate our initial business combination.
Certain provisions of our amended and restated certificate of incorporation that relate to our pre-business
combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an initial business combination that some of our stockholders may not support.
Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business
combination activity, without approval by holders of a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business
combination activity (including the requirement to deposit proceeds of the initial public offering and the private placement warrants into the trust account and not release such amounts except in specified circumstances) may be amended if approved by holders of at least 65% of our common stock who attend and vote in a stockholder meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our outstanding common stock. In all other instances, our amended and restated certificate of incorporation provides that it may be amended by holders of a majority of our outstanding common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Unless specified in our amended and restated certificate of incorporation or bylaws, or as required by applicable law or stock exchange rules, the affirmative vote of a majority of the outstanding shares of our common stock that are voted is required to approve any such matter voted on by our stockholders, and, prior to our initial business combination, the affirmative vote of holders of a majority of the outstanding shares of our Class B common stock is required to approve the election or removal of directors. Our initial stockholders, who beneficially own 20% of our common stock upon the closing of the initial public offering (assuming they do not purchase any units in the initial public offering or in the open market), may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which will govern our pre-business
combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree.
Our sponsor, officers and directors have agreed, pursuant to a written agreement, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by March 30, 2023 or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors, which is filed as an exhibit to this Annual Report on Form
10-K.
Our public stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.
Certain agreements related to the initial public offering may be amended without stockholder approval.
Certain agreements, including the letter agreement among us and our sponsor, officers and directors, and the registration rights agreement among us and our initial stockholders and the anchor investors, may be amended without stockholder approval. These agreements contain various provisions, including transfer restrictions on our founder shares, that our public stockholders might deem to be material. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.
We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.
Although we believe that the net proceeds of the initial public offering and the sale of the private placement warrants will represent sufficient equity capital to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our sponsor, officers, directors or stockholders or any of their respective affiliates is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.
Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after the initial public offering), a conflict of interest may arise in determining whether a particular target business is appropriate for our initial business combination.
On June 25, 2021, our sponsor purchased an aggregate of 7,187,500 founder shares for an aggregate purchase price of $25,000, or $0.004 per share. In September 2021, our sponsor transferred an aggregate of 25,000 founder shares (for a total of 125,000 founder shares) to each of our independent directors and our special advisor at their original purchase price. Subsequently, on September 30, 2021, our sponsor sold an aggregate of 1,872,159 founder shares to the anchor investors at their original purchase price. Following the expiration of the underwriter’s over-allotment option, on November 12, 2021 our sponsor forfeited 310,000 founder shares resulting in 6,877,500 outstanding as of December 31, 2021. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has purchased an aggregate of 7,502,000 private placement warrants for an aggregate purchase price of $7,502,000, or $1.00 per warrant, that will also be worthless if we do not complete our initial business combination.
The personal and financial interests of our sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 18-month deadline following the closing of the initial public offering nears, which is the deadline for the completion of our initial business combination.
Additionally, since our initial shareholders only paid approximately $0.004 per founder share, our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value and is unprofitable for public investors. Thus, such parties may have more of an economic incentive for us to enter into an initial business combination with a riskier, weaker-performing entity or an entity lacking an established record of revenues or earnings, than would be the case if such parties had paid the full offering price for their founder shares.
Our initial stockholders and anchor investors will control the election of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will elect all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.
Prior to our initial business combination, holders of our Class B common stock, all of which are held by our initial stockholders and anchor investors, will have the right to appoint all of our directors and may remove members of our board of directors for any reason. Holders of our public shares will have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by holders of a majority of at least 90% of the outstanding shares of our Class B common stock voting at a stockholder meeting. As a result, you will not have any influence over the election of directors prior to our initial business combination.

Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, as a result of their substantial ownership in our company, our initial stockholders may exert a substantial influence on other actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions.
If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial stockholders will exert significant influence over actions requiring a stockholder vote.
Since only holders of our Class B common stock will have the right to vote on the election of directors, upon the listing of our shares on the NYSE, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.
Since only holders of our Class B common stock have the right to vote on the election of directors prior to our initial business combination, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of ‘independent directors,’ as defined under the rules of the NYSE;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities
We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE, subject to applicable phase-in
rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.
A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.
If we issue additional shares of Class A common stock or equity- linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our sponsor or its affiliates, without taking into account any founder shares held by our sponsor or such affiliates, as applicable, prior to such issuance) (the “newly issued price”), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the newly issued price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the newly issued price. This may make it more difficult for us to consummate an initial business combination with a target business.
Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.
Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form
10-K
for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.
If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.
If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•
tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	social unrest, crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars, such as the recent invasion of Ukraine by Russia;

•	deterioration of political relations with the United States;

•	obligatory military service by personnel; and

•	government appropriation of assets.
We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such combination or, if we complete such combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.
There may be tax consequences to our initial business combination that may adversely affect us.
While we expect to undertake any initial business combination so as to minimize taxes both to the acquired business and/or asset and us, such initial business combination might not meet the statutory requirements of a tax-free
reorganization, or the parties might not obtain the intended tax-free
treatment upon a transfer of shares or assets. A
non-qualifying
reorganization could result in the imposition of substantial taxes.
Our initial business combination and our structure thereafter may not be tax-efficient
to our stockholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.
Although we will attempt to structure our initial business combination in a tax-efficient
manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite stockholder approval, we may structure our business combination in a manner that requires stockholders and/or warrant holders to recognize gain or income for tax purposes, effect a business combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to shareholders or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a shareholder or a warrant holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares or warrants received. In addition, stockholders and warrant holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.
In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and
non-U.S.
taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax
profitability and financial condition.

We would be subject to a second level of U.S. federal income tax on a portion of our income if we are determined to be a personal holding company (a “PHC”), for U.S. federal income tax purposes.
A U.S. corporation will generally be classified as a PHC for U.S. federal income tax purposes in a given taxable year if (i) at any time during the last half of such taxable year, five or fewer individuals (without regard to their citizenship or residency and including as individuals for this purpose certain entities such as certain tax-exempt
organizations, pension funds, and charitable trusts) own or are deemed to own (pursuant to certain constructive ownership rules) more than 50% of the stock of the corporation by value and (ii) at least 60% of the corporation’s adjusted ordinary gross income, as determined for U.S. federal income tax purposes, for such taxable year consists of PHC income (which includes, among other things, dividends, interest, certain royalties, annuities and, under certain circumstances, rents).
Depending on the date and size of our initial business combination, it is possible that at least 60% of our adjusted ordinary gross income may consist of PHC income as discussed above. In addition, depending on the concentration of our stock in the hands of individuals, including the members of our sponsor and certain tax-exempt
organizations, pension funds, and charitable trusts, it is possible that more than 50% of our stock will be owned or deemed owned (pursuant to the constructive ownership rules) by five or fewer such persons during the last half of a taxable year. Thus, no assurance can be given that we will not become a PHC. If we are or were to become a PHC in a given taxable year, we would be subject to an additional PHC tax, currently imposed at a rate of 20%, on our undistributed PHC income, which generally includes our taxable income, subject to certain adjustments.
Risks Relating to the Post-Business Combination Company
Subsequent to our completion of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.
Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off
assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash
items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing
debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.
Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.
We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire less than 100% of the outstanding equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post- transaction company owns or acquires 50% or more of the outstanding voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in our initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target, or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In such cases, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.
We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.
When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information.
Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a target business’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.
Risks Relating to Our Management Team
We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals and in particular, we believe that our success depends on the continued service of our directors and officers, at least until we have completed our initial business combination. In addition, our directors and officers are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, certain of our directors and officers have time and attention requirements for investment funds of which affiliates of our sponsor are the investment managers. We do not have an employment agreement with, or key-man
insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.
Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post- combination business.
Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.
In addition, the officers and directors of an acquisition target may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of a business combination target’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition target’s management team will remain associated with the acquisition target following our initial business combination, it is possible that members of the management of an acquisition target will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Past performance by members of our management team and their respective affiliates may not be indicative of future performance of an investment in us.
Information regarding performance by, or businesses associated with, members of our management team and their respective affiliates, including Berenson and Navigation, is presented for informational purposes only. Any past experience and performance, including related to acquisitions, of members of our management team and their respective affiliates, including Berenson and Navigation, is not a guarantee either: (i) that we will be able to successfully identify a suitable candidate for our initial business combination; or (ii) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of our management team’s or their affiliates’ performance, including that of Berenson and Navigation, as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. An investment in us is not an investment in Berenson or Navigation.
Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers and our Chairman is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers and our Chairman are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.
Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities that are engaged in a similar business.
Each of our officers and directors presently has, and any of them in the future may further have, fiduciary or contractual obligations to at least one other entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor these obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.
Our officers, directors and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
We have not adopted a policy that expressly prohibits our directors, officers or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.
The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. If this were the case, it could be a breach of their fiduciary duties and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.
We may not have sufficient funds to satisfy indemnification claims of our directors and officers.
We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.
Following our initial business combination, any or all of our management could resign from their positions as officers of the post-business combination company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.
Risks Relating to Our Securities
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.
Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) the completion of our initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (a) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by March 30, 2023 or (b) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity; and (iii) the redemption of all of our public shares if we have not completed our initial business combination by March 30, 2023, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination by March 30, 2023 for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond by March 30, 2023 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our units, Class A common stock and warrants are listed on the NYSE. We cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in stockholders equity and a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4.00 per share and we must have 400 round lot holders of our Class A common stock upon the consummation of our initial business combination. We may not be able to meet those initial listing requirements at that time.
If NYSE delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter
market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A common stock and warrants will be listed on the NYSE, our units, Class A common stock and warrants will qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.
A market for our securities may not fully develop or be sustained, which would adversely affect the liquidity and price of our securities.
The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the COVID-19 pandemic, the invasion of Ukraine by Russia and resulting sanctions, and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases). An active trading market for our securities may not fully develop or be sustained. Additionally, if our securities become delisted from the NYSE for any reason, and are quoted on the OTC Pink Sheets, an inter-dealer automated quotation system for equity securities not listed on a national exchange, the liquidity and price of our securities may be more limited than if we were listed on the NYSE or another national exchange. You may be unable to sell your securities unless a market can be fully developed and sustained.

The nominal purchase price paid by our sponsor for the founder shares may significantly dilute the implied value of your public shares in the event we complete an initial business combination. In addition, the value of the sponsor’s founder shares will be significantly greater than the amount our sponsor paid to purchase such shares in the event we complete an initial business combination, even if the business combination causes the trading price of our shares of Class A common stock to materially decline.
Our sponsor paid only a nominal purchase price of approximately $0.004 per share for the founder shares. The value of your public shares may be significantly diluted as a result of the automatic conversion of our sponsor’s founder shares into shares of Class A common stock upon our completion of an initial business combination.
The following table shows the public stockholders’ and our sponsor’s investment per share and how these compare to the implied value of one share of Class A common stock upon the completion of our initial business combination. The following table assumes that (i) our valuation is $275,100,000 (which is the amount we have in the trust account for our initial business combination), (ii) no interest is earned on the funds held in the trust account, (iii) no public shares are redeemed in connection with our initial business combination and (iv) all founder shares are held by our initial stockholders upon completion of our initial business combination, and does not take into account other potential impacts on our valuation at the time of the initial business combination such as (i) the value of our public and private placement warrants, (ii) the trading price of our Class A common stock, (iii) any equity issued or cash paid to the target’s sellers, (iv) any equity issued to other third party investors, or (v) the target’s business itself.

Class A common stock held by public stockholders	27,510,000 shares
Class B common stock held by our initial stockholders	6,877,500 shares
Total shares of common stock	34,387,500 shares
Total funds in trust at the initial business combination	$275,100,000
Public stockholders’ investment per share of Class A common stock(1)	$10.00
Our initial stockholders’ investment per share of Class B common stock(2)	$0.004
Implied value per share of Class A common stock upon the initial business combination(3)	$8.00

(1)	While the public stockholders’ investment is in both the public shares and the public warrants, for purposes of this table the full investment amount is ascribed to the public shares only.
(2)
Our initial stockholders’ total investment in the equity of the company, inclusive of the founder shares and the sponsor’s $7,502,000 investment in the private placement warrants, is $7,525,000. For purposes of this table, the full investment amount is ascribed to the founder shares only.

(3)	All founder shares held by our initial stockholders would automatically convert into shares of Class A common stock upon completion of our initial business combination.
Based on these assumptions, each share of Class A common stock would have an implied value of $8.00 per share upon completion of our initial business combination, representing a 20% decrease from the initial implied value of $8.00 per public share. While the implied value of $8.00 per share of Class A common stock upon completion of our initial business combination would represent a dilution to our public stockholders, this would represent a significant increase in value for our initial stockholders relative to the price they paid for each founder share. At $8.00 per share of Class A common stock, the 6,877,500 shares of Class A common stock that our initial stockholders would own upon completion of our initial business combination (assuming the underwriters’ overallotment option is not exercised and after automatic conversion of the 6,877,500 founder shares) would have an aggregate implied value of $50,000,000. As a result, even if the trading price of our Class A common stock significantly declines, the value of the founder shares held by our initial stockholders will be significantly greater than the amount our initial stockholders paid to purchase such shares. In addition, our initial stockholders could potentially recoup their entire investment in our company even if the trading price of our Class A common stock after the initial business combination is as low as $8.00 per share. As a result, our initial stockholders are likely to earn a substantial profit on their investment in us upon disposition of its shares of Class A common stock even if the trading price of our Class A common stock declines after we complete our initial business combination even if the value of the public shares declines significantly. Our initial stockholders may therefore be economically incentivized to complete an initial business combination with a riskier, weaker- performing or less-established target business than would be the case if our initial stockholders had paid the same per share price for the founder shares as our public stockholders paid for their public shares.
This dilution would increase to the extent that the anti-dilution provisions of the Class B common stock result in the issuance of shares of Class A common stock on a greater than one-to-one
basis upon conversion of the Class B common stock at the time of our initial business combination and would become exacerbated to the extent that public stockholders seek redemptions from the trust. In addition, because of the anti-dilution protection in the founder shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A common stock.
We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the warrants could be converted into cash or stock, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.
Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.
Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (i) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (ii) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.
This
choice-of-forum
provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and may result in a diversion of the time and resources of our management and board of directors.
We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities as described above) for any 20 trading days within a 30 trading-day
period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to: (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by the sponsor or its permitted transferees.
In addition, we may redeem your warrants after they become exercisable for $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption for a number of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. In addition, such redemption may occur at a time when the warrants are
“out-of-the-money,”
in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A common stock had your warrants remained outstanding.
Our warrants are accounted for as a warrant liability and will be recorded at fair value upon issuance with any changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our securities or may make it more difficult for us to consummate an initial business combination.
We have 21,257,000 warrants outstanding (including the 13,755,000 warrants included in the units and the 7,502,000 private placement warrants) in accordance with the guidance contained in in Accounting Standards Codification (“ASC”)
815-40.
We currently account for these warrants as a warrant liability, which means that we record them at fair value upon issuance with any changes in fair value each period reported in earnings. Our valuation model utilizes inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which such warrants can be settled. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities. In addition, potential targets may seek a business combination partner that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.
Our warrants may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.
We issued warrants to purchase 13,755,000 shares of our Class A common stock as part of the units sold in the initial public offering and, simultaneously with the initial public offering (and the exercise of the over-allotment option), we issued in a private placement an aggregate of 7,502,000 private placement warrants, each exercisable to purchase one share of Class A common stock at a price of $11.50 per whole share (subject to adjustment as provided herein). In addition, if our sponsor, an affiliate of our sponsor or certain of our officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. To the extent we issue shares of Class A common stock to effectuate our initial business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of outstanding shares of our Class A common stock and reduce the value of the Class A common stock issued to complete the business combination. Therefore, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.
The private placement warrants are identical to the warrants sold as part of the units in the initial public offering except that, so long as they are held by our sponsor or its permitted transferees: (i) they will not be redeemable by us; (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination; (iii) they may be exercised by the holders on a cashless basis; and (iv) they (including the shares of common stock issuable upon exercise of these warrants) are entitled to registration rights. The private placement warrants will not vote on any amendments to the warrant agreement discussed elsewhere in this Annual Report on Form
10-K.
Because each unit offered in the initial public offering contains one-half
of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.
Each unit offered in the initial public offering contains
one-half
of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole warrants will trade. This is different from other offerings similar to ours whose units include one share of Class A common stock and one whole warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half
of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive business combination partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.
Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.
Our amended and restated certificate of incorporation will contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of the board of directors to designate the terms of and issue new series of preferred shares, and the fact that prior to the completion of our initial business combination only holders of our shares of Class B common stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
Our amended and restated certificate of incorporation will designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our company or our company’s directors, officers or other employees.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of our company, (ii) action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or agent of our company to our company or our stockholders, or any claim for aiding and abetting any such alleged breach, (iii) action asserting a claim against our company or any director or officer of our company arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our bylaws, or (iv) action asserting a claim against us or any director or officer of our company governed by the internal affairs doctrine except for, as to each of (i) through (iv) above, any claim (a) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (c) for which the Court of Chancery and the U.S. federal district court for the District of Delaware does not have subject matter jurisdiction, as to which the Court of Chancery and the federal district court for the District of Delaware shall concurrently be the sole and exclusive forums. Notwithstanding the foregoing, our amended and restated certificate of incorporation provides that the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Additionally, unless we consent in writing to the selection of an alternative forum, the federal courts shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act against us or any of our directors, officers, other employees or agents. Section 22 of the Securities Act, however, created concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulation thereunder. Accordingly, there is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. While the Delaware courts have determined that such exclusive forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. Any person or entity purchasing or otherwise acquiring any interest in our securities shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated certificate of incorporation, however, we note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us and may have the effect of discouraging lawsuits against our directors and officers.
If any action the subject matter of which is within the scope the forum provisions is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (i) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (ii) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.
This
choice-of-forum
provision may make it more costly for a stockholder to bring a claim, and it may also limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company or its directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our amended and restated certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
General Risk Factors
Data privacy and security breaches, including, but not limited to, those resulting from cyber incidents or attacks, acts of vandalism or theft, computer viruses and/or misplaced or lost data, could result in information theft, data corruption, operational disruption, reputational harm, criminal liability and/or financial loss.
In searching for targets for our initial business combination, we may depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or privacy and security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information, and sensitive or confidential data. As an early-stage company without significant investments in data privacy or security protection, we may not be sufficiently protected against such occurrences and therefore could be liable for privacy and security breaches, including potentially those caused by any of our subcontractors. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents or other incidents that result in a privacy or security breach. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to reputational harm, criminal liability and/or financial loss.
We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates
exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates
exceeds $250 million as of the end of that fiscal year’s second fiscal quarter, or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates
exceeds $700 million as of the end of that fiscal year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.
We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.
Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
We currently maintain our principal executive offices at 667 Madison Avenue, 18 th
Floor, New York, New York 10065. Our executive offices are provided to us by our sponsor. The cost for this space is included in the $10,000 per month fee our sponsor began charging us for office space, secretarial and administrative support commencing on September 28, 2021 pursuant to a letter agreement between us and our sponsor. We consider our current office space adequate for our current operations.
Item 3. Legal Proceedings
There is no material litigation, arbitration, governmental proceeding or any other legal proceeding currently pending or known to be contemplated against us or any members of our management team in their capacity as such.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our equity securities trade on the NYSE. Each of our units consists of one share of our Class A common stock and one-half
of one warrant and, commencing on September 28, 2021, trades on the NYSE under the symbol “BACA.U.” The Class A common stock and warrants underlying our units began trading separately on the NYSE under the symbols “BACA” and “BACA WS,” respectively, on November 18, 2021.
Holders of Record
On March 11, 2022, there was one holder of record of our units, one holder of record of our Class A common stock, 36 holders of record of our Class B common stock and two holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.
Dividends
We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements, general financial condition and overall financial goals and objectives of our management team subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.
Recent Sales of Unregistered Securities
On June 25, 2021, we issued 7,187,500 founder shares to our sponsor for an aggregate purchase price of $25,000, or approximately $0.004 per share. On September 15, 2021, our sponsor transferred an aggregate of 25,000 founder shares to each of our independent directors and our special advisor (for a total of 125,000 founder shares) for their original purchase price. Subsequently, on September 30, 2021, our sponsor sold an aggregate of 1,872,159 founder shares to the anchor investors at their original purchase price.
Simultaneously with the consummation of our initial public offering, on September 30, 2021, we consummated the private placement of 7,000,000 private placement warrants to our sponsor at a price of $1.00 per private placement warrant, generating total proceeds of $7,000,000. The private placement warrants are identical to the public warrants, except that, if held by our sponsor or its permitted transferees, they (i) may be exercised on a cashless basis and (ii) will not be redeemable under certain redemption scenarios. In addition, the private placement warrants (and the shares of Class A common stock issuable upon exercise of such private placement warrants) will, subject to certain limited exceptions, be subject to transfer restrictions until 30 days after the completion of our initial business combination.
On October 22, 2021, the underwriters of the initial public offering partially exercised their over-allotment option and purchased 2,510,000 additional units at $10.00 per unit, generating additional gross proceeds of $25,100,000. In addition, October 22, 2021, simultaneously with the partial exercise of the over-allotment option by the underwriters, the sponsor purchased an additional 502,000 private placement warrants at $1.00 per private placement warrant, generating additional gross proceeds of $502,000.
The foregoing issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our sponsor, as initial purchaser of the founder shares and the private placement warrants, is an accredited investor for purposes of Rule 501 of Regulation D. No underwriting discounts or commissions were paid with respect to the private placement warrants.
Use of Proceeds from our Initial Public Offering
On September 30, 2021, we consummated our initial public offering of 25,000,000 units, with each unit consisting of one share of Class A common stock and one-half
of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. Each whole warrant will become exercisable on the later of 30 days after the completion of our initial business combination and September 30, 2022 and will expire five years after the completion of our initial business combination, or earlier upon redemption or liquidation. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $250,000,000.
BofA Securities, Inc. and Wells Fargo Securities, LLC acted as the representatives of the underwriters of our initial public offering. The securities sold in our initial public offering were registered under the Securities Act on a registration statement on Form
S-1
(File
No. 333-259470).
The registration statements became effective on September 27, 2021.
On October 22, 2021, the underwriters partially exercised their over-allotment option and purchased 2,510,000 additional units at $10.00 per unit, generating additional gross proceeds of $25,100,000. In addition, October 22, 2021, simultaneously with the partial exercise of the over-allotment option by the underwriters, the sponsor purchased an additional 502,000 private placement warrants at $1.00 per private placement warrant, generating additional gross proceeds of $502,000.

We paid a total of $5,000,000 in underwriting discounts and commissions and $506,471 for other costs and expenses related to our initial public offering. In addition, BofA Securities, Inc. and Wells Fargo Securities, LLC agreed to defer $9,628,500 in underwriting commissions, which amount will be payable upon consummation of our initial business combination, if consummated.
After deducting the underwriting commissions (excluding the deferred portion of $9,628,500 in underwriting commissions) and the offering expenses, the total net proceeds from our initial public offering (including the partial exercise of the over-allotment option) and the private placement was $275,100,000, of which $275,100,000 (or $10.00 per unit sold in our initial public offering) was placed in the trust account. On September 30, 2021, we repaid our sponsor $176,000 in satisfaction of outstanding loans. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on September 29, 2021.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this report.
Overview
We are a blank check company incorporated on June 1, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to in this report as our initial business combination. While we may pursue an initial business combination target in any industry or geographical location, we intend to focus our search on a target business operating in the software and technology-enabled services industry with a total enterprise value in excess of $1 billion.
On September 27, 2021, the registration statement on Form
S-1
(File
No. 333-259470)
relating to our initial public offering was declared effective by the SEC. On September 30, 2021, we consummated our initial public offering of 25,000,000 units, with each unit consisting of one share of Class A common stock and one-half
of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $250,000,000.
Simultaneously with the consummation of our initial public offering, we consummated the private placement of 7,000,000 private placement warrants to our sponsor at a price of $1.00 per private placement warrant, generating total proceeds of $7,000,000.
On October 22, 2021, the underwriters partially exercised their over-allotment option and purchased 2,510,000 additional units at $10.00 per unit, generating additional gross proceeds of $25,100,000. In addition, October 22, 2021, simultaneously with the partial exercise of the over-allotment option by the underwriters, the sponsor purchased an additional 502,000 private placement warrants at $1.00 per private placement warrant, generating additional gross proceeds of $502,000.
A total of $275,100,000 (or $10.00 per unit sold in our initial public offering) of the net proceeds from our initial public offering (including the partial exercise of the underwriter’s over-allotment option) and the private placement was placed in the trust account, with Continental Stock Transfer & Trust Company acting as trustee, and has been invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our tax obligations, the funds held in the trust account will not be released from the trust account until the earliest of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (a) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem or to redeem 100% of our public shares if we do not complete our initial business combination by March 30, 2023 or (b) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity, and (iii) the redemption of our public shares if we do not complete our initial business combination by March 30, 2023, subject to applicable law.
Our units began trading on September 28, 2021 on the NYSE under the symbol “BACA.U.” Commencing on November 18, 2021, the Class A common stock and warrants comprising the units began separate trading on the NYSE under the symbols “BACA” and “BACA WS,” respectively. Those units not separated continue to trade on the NYSE under the symbol “BACA.U.”

We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement, our capital stock, debt or a combination of cash, stock and debt. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 1, 2021 (inception) through December 31, 2021 were organizational activities and those necessary to prepare for our initial public offering, and since our initial public offering, our activity has been limited to identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating
income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.
For the period from June 1, 2021 (inception) through December 31, 2021, we had net income of $8,323,175, which consists of operating costs of $(392,746), offset by interest earned on marketable securities held in the trust account of $5,128 and offering costs associated with derivative warrant liabilities of $(1,780,157) and change in fair value of derivative warrant liabilities of $10,490,950.
Liquidity and Capital Resources
As of December 31, 2021, we had cash of $670,762. Until the consummation of our initial public offering, our only source of liquidity was an initial purchase of founder shares by our sponsor and loans from our sponsor.
On September 30, 2021, we consummated our initial public offering of 25,000,000 units, at $10.00 per unit, generating gross proceeds of $250,000,000. Simultaneously with the closing of our initial public offering, we consummated the private placement of 7,000,000 private placement warrants to our sponsor at a price of $1.00 per private placement warrant, generating gross proceeds of $7,000,000.
Following our initial public offering (including the partial exercise of the over-allotment option), and the sale of the private placement warrants, a total of $275,100,000 was placed in the trust account. We incurred $15,636,971 in transaction costs, including $5,502,000 of underwriting commissions, $9,628,500 of deferred underwriting commissions and $506,471 of other costs.
For the period from June 1, 2021 (inception) through December 31, 2021, cash used in operating activities was $847,766. Net income of $8,323,175 was affected by interest earned on marketable securities held in the trust account of $(5,128), offering costs associated with derivative warrant liabilities of $1,780,157 and change in fair value of derivative warrant liabilities of $(10,490,950) and changes in operating assets and liabilities, which used $(455,020) of cash from operating activities.
As of December 31, 2021, we had cash and marketable securities held in the trust account of $275,775,890. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions and income taxes payable), to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of December 31, 2021, we had cash of $670,762 outside of the trust account. We intend to use the funds held outside of the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors will loan us funds as may be required. If we complete our initial business combination, we expect to repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor.
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of its operations and/or our ability to consummate an initial business combination, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to consummate an initial business combination may also be dependent on raising additional equity and debt financing, which may be impacted by the
COVID-19
pandemic and resulting market volatility. The impact of the
COVID-19
pandemic on our results of operations, financial position and cash flows will depend on future developments, including the continued duration and spread of the pandemic and related advisories and restrictions, which are highly uncertain and cannot be predicted.
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of December 31, 2021.
Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay our sponsor a monthly fee of $10,000 for office space, secretarial and administrative support. We began incurring these fees on September 28, 2021 and will continue to incur these fees monthly until the earlier of the completion of our initial business combination and our liquidation.
The underwriters of our initial public offering are entitled to a deferred underwriting commission of $0.35 per unit, or $9,628,500 in the aggregate. Subject to the terms of the underwriting agreement, (i) the deferred underwriting commission was placed in the trust account and will be released to the underwriters only upon the completion of our initial business combination and (ii) the deferred underwriting commission will be waived by the underwriters in the event that we do not complete our initial business combination.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
Common Stock Subject to Possible Redemption
We account for our shares of common stock subject to possible redemption in accordance with ASC Topic 480 “Distinguishing Liabilities from Equity.” In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within our control require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.
All of our shares of Class A common stock sold as part of the units in our initial public offering contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation if there is a stockholder vote or tender offer in connection with a business combination and in connection with certain amendments to our amended and restated certificate of incorporation. We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable shares of common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of common stock are affected by charges against additional paid-in
capital and accumulated deficit.
Net Income (Loss) per Share of Common Stock
We apply the
two-class
method in calculating net loss per share of common stock. The contractual formula utilized to calculate the redemption amount approximates fair value. The class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend for the purposes of the numerator in the earnings per share calculation. Net loss per share of common stock is computed by dividing the pro rata net loss between the shares of Class A common stock and the shares of Class B common stock by the weighted average number of shares common stock outstanding for each of the periods. The calculation of diluted loss per share of common stock does not consider the effect of the warrants and rights issued in connection with our initial public offering since the exercise of the warrants and rights are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for 21,257,000 shares of Class A common stock in the aggregate.
Public Warrants and Private Placement Warrants
We account for the public warrants and the private placement warrants in accordance with ASC Topic 815—40, Derivatives and Hedging, Contracts in Entity’s Own Equity, under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statements of operations in the period of change. As of December 31, 2021, the estimated fair value of the public warrants was determined by their public trading price and the estimated fair value of the private placement warrants was determined using a modified Black-Scholes valuation model using Level 3 inputs such as exercise price, stock price, volatility, term, risk-free rate and dividend yield.

Recent Accounting Standards
In August 2020, the Financial Accounting Standard Board’s (“FASB”) issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU
2020-06
on June 1, 2021 (inception). Our adoption of ASU
2020-06
did not impact our financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 8. Financial Statements and Supplementary Data
This information appears following Item 15 of this report and is incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) as of December 31, 2021. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of December 31, 2021, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form
10-K
does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Item 9B. Other Information
Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our current directors and executive officers are as follows:

Name	Age	Title
Jeffrey Berenson	71	Chairman of the Board of Directors
Mohammed Ansari	47	Chief Executive Officer and Director
Amir Hegazy	35	Chief Financial Officer
David Panton	50	Director
Carl Ferenbach	79	Independent Director
Kay Kapoor	58	Independent Director
Ronald Kasner	49	Independent Director
Gal Munda	38	Independent Director
Jeffrey Berenson, Chairman of the Board of Directors
Mr. Berenson has served as our Chairman since our inception in June 2021. Mr. Berenson co-founded
Berenson Minella & Company in 1990, the predecessor firm to Berenson. Prior to founding Berenson, Mr. Berenson was, among other things, the head of Merrill Lynch’s M&A group and co-founder
and
co-head
of its Merchant Banking Group. Mr. Berenson joined White Weld & Co. in 1972, moving to the M&A department of Merrill Lynch following its acquisition of White Weld in 1978.
Mr. Berenson served as a director of Epoch Investments (NASDAQ: EPHC) from 2004 until its sale to TD Bank Group in 2013, Noble Energy (NASDAQ: NBL) from 2005 until its sale to Chevron (NYSE: CVX) in 2020, Patina Oil and Gas Corp from 2002 until its sale to Noble Energy (NASDAQ: NBL) in 2005. Mr. Berenson graduated magna cum laude with a B.A. from Princeton University. We believe Mr. Berenson’s extensive investment and M&A experience and expertise and experience serving on the boards of directors of public companies qualify him to serve as the Chairman of our board of directors.
Mohammed Ansari, Chief Executive Officer and Director
Mr. Ansari has served as our Chief Executive Officer since our inception in June 2021 and as one of our directors since September 2021. Mr. Ansari is the President and Senior Managing Partner of Berenson. He leads Berenson’s principal investing business and has completed over 100 principal investments and investment banking transactions since joining Berenson. Mr. Ansari joined Berenson in 1997 from Salomon Brothers, where he worked in M&A advisory for major U.S. and Canadian corporations in the New York and Toronto offices.
Mr. Ansari currently serves on the board of directors of Skience LLC and BCP Light Holdings, LLC, and as a board observer for IntraPac International Corporation. Mr. Ansari received a Master of Philosophy Degree in Economics from Cambridge University and a B.S. in Economics and Business Finance from Brunel University, where he graduated with First Class Honors. We believe Mr. Ansari’s investment expertise and investment banking experience qualify him to serve as one of our directors.
Amir Hegazy, Chief Financial Officer
Mr. Hegazy has served as our Chief Financial Officer since our inception in June 2021. Mr. Hegazy is a Managing Director of Berenson focused on software and technology-enabled services. He has over 13 years of experience in investment banking, having worked on a variety of transactions, including buy side and sell side assignments, capital raises and restructurings, and private equity investing as a senior member of Berenson.
Mr. Hegazy serves on the board of directors of Skience LLC since December 2018. Mr. Hegazy graduated cum laude with a B.A. in finance and a minor in economics from Pace University.
David Panton, Director
Dr. Panton has served as one of our directors since our inception in June 2021. He currently serves as the Chairman of Panton Equity Partners, LLC, a private family office which he founded in June 2012. Since May 2020, Dr. Panton has been the managing partner of Navigation Capital Partners SPAC Opportunity Partners, LLC, an investment firm focused on building a diversified portfolio of investments in SPACs utilizing three strategies: providing sponsor capital, leading investments in SPAC initial public offerings, and investing in PIPEs for SPACs. Navigation Capital’s SPAC team recruits CEOs to lead SPACs through its
SPAC-in-a-Box
®
operating system to streamline the SPAC IPO process. In February 2002, Dr. Panton co-founded
Navigation Capital Partners LP, an Atlanta-based private equity firm that has made growth and buyout investments. In partnership with Goldman Sachs, its portfolio includes investments in many operating companies.
Prior to his role at Navigation Partners, Dr. Panton served as Vice President at Mellon Ventures, a $1.4 billion private equity firm, before purchasing the portfolio in a partnership with Larry Mock and Goldman Sachs and founding Navigation Capital. Prior to this, Dr. Panton founded Caribbean Equity Partners, a private equity firm focused on investments in the Caribbean and Latin America. Since August 2011, Dr. Panton has been an adjunct professor of Finance at Emory University’s Goizueta Business School. He has served on private and public boards of directors, including Brand Bank (sold to Renasant Bank), Track Utilities (sold to CIVC Partners) D and Z Media Acquisition Corp (NYSE: DNZ), Exeter Finance (sold to Blackstone), SecureWorks (sold to Dell Technologies), and Ameritech Facility Services.

Dr. Panton received his Doctorate in Management Studies from Oxford University, his J.D. from Harvard Law School, and his A.B. from Princeton University. His robust investment and deal experience across various industries provide for unique insight when evaluating potential targets. We believe Dr. Panton’s extensive investment experience, operational experience and experience in dealing with strategic matters relating to special purpose acquisition companies qualify him to serve as one of our directors.
Carl Ferenbach, Independent Director
Mr. Ferenbach has served as one of our directors since the completion of our initial public offering in September 2021. Mr. Ferenbach is the Chairman and
co-founder
of High Meadows Foundation and co-founder and former Chairman of High Meadows Fund. He also serves on a number of boards of directors including the Environmental Defense Fund, Environmental Defense Fund Europe, the Advisory Board of High Meadows Environmental Institute at Princeton University, Nassau Hall Society at Princeton University, The Wilderness Society and Climate Central. He is a member of the Advisory Board of Private Capital Research Institute at Harvard Business School and a Trustee at Fforestfach Trust. Mr. Ferenbach served as Chairman of the Board of English, Welsh & Scottish Railway Ltd., U.S., Can Corporation and Crown Castle International Corp.
Mr. Ferenbach is a co-founder of Berkshire Partners LLC (“Berkshire”), a private equity investment firm based in Boston, MA, founded in 1986. Berkshire has managed ten private equity investment funds and the Stockbridge Fund representing over $21 billion of capital. He was a Managing Director at Berkshire, and is now a Senior Advisor.
He also served as a director of other Berkshire portfolio companies. Mr. Ferenbach received an A.B. from Princeton University and an MBA from Harvard Business School and he served in the U.S. Marine Corps Reserve. We believe Mr. Ferenbach’s extensive experience in the private equity industry and serving on the boards of directors of a diverse range of organizations qualify him to serve as our director.
Kay Kapoor, Independent Director
Mrs. Kapoor has served as one of our directors since the completion of our initial public offering in September 2021. She is the founder and CEO of Arya Technologies, LLC, which she founded in December 2017. Arya Technologies, LLC is a company that provides consulting services to the technology industry, especially around cybersecurity, analytics, cloud, and mobility. Previously, from January 2013 to November 2017 Mrs. Kapoor led AT&T’s Global Public Sector organization, a $15 billion segment of AT&T that provides technology and communications solutions to government & education customers across federal, state, local, and international markets. Over the course of four years, she transformed the segment and delivered substantial growth, including capturing multibillion-dollar contracts such as the landmark FirstNet contract to build a nationwide public safety broadband network for first responders. Prior to that, Mrs. Kapoor served as chairman and CEO of Accenture Federal Services, a wholly-owned $1.3 billion subsidiary of Accenture LLC, leading 2,500 members of its U.S. federal business. Before that, she worked at Lockheed Martin Corporation for 20 years leading complex organization units and government/regulatory relations and served as vice president and COO of Lockheed Martin’s IS&GS—Civil unit. Mrs. Kapoor has 30 years of experience in government and commercial markets. She is the recipient of numerous industry awards.
In addition, she serves on the board of directors of ComSovereign Holding Co. (NASDAQ: COMS) since November 2020 and also is active on boards of philanthropy and academia. Mrs. Kapoor earned her bachelor’s degree in information systems from the University of Maryland and her Master of Science in information systems from Johns Hopkins University, complemented by executive programs at the Massachusetts Institute of Technology and Harvard University. We believe Mrs. Kapoor’s significant experience across the technology and telecommunications industries, including expertise in mergers and acquisitions and telecom technology qualifies her to serve as one of our directors.
Ronald Kasner, Independent Director
Mr. Kasner has served as one of our directors since the completion of our initial public offering in September 2021. Mr. Kasner serves as an operating executive with Berenson since January 2022. He has served as the Vice Chairman of online search and content intelligence platform, Conductor Founders, Inc. since January 2021 and on its board of directors since April 2020 and as an advisor with Exsecutus Advisors, LLC since October 2019. Since September 2021, he serves on the board of directors of AbsenceSoft, the leading absence management platform.
Previously, from March 2010 to May 2020, Mr. Kasner was an executive with cloud-based talent acquisition software company, iCIMS, Inc. During Mr. Kasner’s tenure, iCIMS grew annual recurring revenue from $20 million to over $250 million while being named one of the Best Places to Work nationally. From May 2020 to August 2021, Mr. Kasner served as an independent member of the board of Envisage Technologies, LLC. In addition, from August 2016 to August 2017, Mr. Kasner served on the board of directors of Macropoint, LLC. Mr. Kasner earned his bachelor’s degree in finance and accounting from the University of Virginia and his J.D. from Harvard Law School. We believe Mr. Kasner’s experience and expertise in the software and technology business qualify him to serve as one of our directors.
Gal Munda, Independent Director
Mr. Munda has served as one of our directors since the completion of our initial public offering in September 2021. He has served as the co-head
of technology research at Berenberg Capital Markets and as the lead analyst covering global design software from July 2020 to present. Previously, he served in several other positions at Berenberg including as associate director and vice president of equity research from January 2014 until October 2019 and led vertical software investing at Matrix Capital Management from October 2019 to July 2020.

Mr. Munda has over 10 years of finance and equity research experience, specifically within the software industry. Mr. Munda earned his bachelor’s degree in economics and business from the University of Maribor, Slovenia and his masters degree in finance and investment from Nottingham University Business School. We believe Mr. Munda’s experience in the technology industry, including finance and equity research, qualifies him to serve as one of our directors.
Special Advisor
In addition to our management team, we are supported by a special advisor. We currently expect our special advisor to (i) assist us in sourcing and negotiating with potential business combination targets, (ii) provide business insights when we assess potential business combination targets and (iii) upon our request, provide business insights as we work to create additional value in the business or businesses that we acquire. In this regard, our special advisor fulfils some of the same functions as our board members; however, he does not owe any fiduciary obligations to us nor does he perform board or committee functions or have any voting or decision-making capacity on our behalf. He also is not required to devote any specific amount of time to our efforts. Our special advisors does not have any employment, consulting fee or other similar compensation arrangements with us.
William W. Priest, Special Advisor
Mr. Priest is Executive Chairman and
Co-Chief
Investment Officer of Epoch Investment Partners, a wholly-owned subsidiary of Toronto Dominion Bank and an affiliate of TD Asset Management. He is a portfolio manager for Epoch’s global equity investment strategies and leads the Investment Policy Group, a forum for analyzing broader secular and cyclical trends that Epoch believes will influence investment opportunities. Prior to co-founding
Epoch in 2004, Mr. Priest was a
Co-Managing
Partner and portfolio manager at Steinberg Priest & Sloane Capital Management, LLC for three years.
Before forming Steinberg Priest, he was a member of the Global Executive Committee of Credit Suisse Asset Management (CSAM), Chairman and Chief Executive Officer of Credit Suisse Asset Management Americas and CEO and portfolio manager of its predecessor firm BEA Associates, which he co-founded
in 1972. During his
30-year
tenure at BEA and CSAM, he helped to develop the firm into a well-recognized investment manager with over $100 billion under management. Mr. Priest is the co-author
of several published articles and papers on investing and finance, including the books, The Financial Reality of Pension Funding Under ERISA, Free Cash Flow and Shareholder Yield: New Priorities for the Global Investor, and the more recent Winning at Active Management: The Essential Roles of Culture, Philosophy and Technology. He is a member of the Council on Foreign Relations.
Mr. Priest holds the Chartered Financial Analyst designation, is a former CPA and a graduate of Duke University and the University of Pennsylvania Wharton Graduate School of Business.
Number and Terms of Office of Officers and Directors
Our board of directors consists of seven members. The term of office of each of our directors will expire at the first annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.
Prior to the completion of our initial business combination, any vacancy on our board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of our initial business combination, only holders of a majority of our founder shares may remove a member of our board of directors.
Our officers are appointed by our board of directors and serve at the discretion of our board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Secretary and such other offices as may be determined from time to time by the board of directors.
Committees of the Board of Directors
Our board of directors has three standing committees: an audit committee, a nominating and corporate governance committee, and a compensation committee. Each of our audit committee, our nominating and corporate governance committee, and our compensation committee is composed solely of independent directors. The charter of each committee is available on our website.
Audit Committee
Our audit committee consists of Gal Munda (chair), Kay Kapoor and Carl Ferenbach, each of whom is an independent director under the rules of the NYSE and under Rule
10-A-3(b)(1)
of the Exchange Act. Each member of the audit committee is financially literate and our board of directors has determined that Gal Munda qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise. The audit committee’s duties, which are specified in our audit committee charter, include, but are not limited to:

•
assisting board oversight of (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent registered public accounting firm’s qualifications and independence and (iv) the performance of our internal audit function and the independent registered public accounting firm;

•
the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

•
pre-approving
all audit and
non-audit
services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval
policies and procedures;

•	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•
obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality- control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•
reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Our audit committee charter is available on our corporate website. The information contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into this report.
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee consists of Carl Ferenbach (chair), Kay Kapoor and Ronald Kasner, each of whom is an independent director under the rules of the NYSE. The nominating and corporate governance committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating and corporate governance committee considers persons identified by its members, management, stockholders, investment bankers and others. The nominating and corporate governance committee’s duties, which are specified in our nominating and corporate governance committee charter, include, but are not limited to:

•
identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

•	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.
The nominating and corporate governance committee charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.
Guidelines for Selecting Director Nominees
The guidelines for selecting nominees, which are specified in our Nominating and Corporate Governance Committee Charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•
should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.
The nominating and corporate governance committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating and corporate governance committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating and corporate governance committee does not distinguish among nominees recommended by stockholders and other persons.
Our nominating and corporate governance committee charter is available on our corporate website. The information contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into this report.
Compensation Committee
Our compensation committee consists of Kay Kapoor (chair), Gal Munda and Ronald Kasner, each of whom is an independent director under the rules of the NYSE. The compensation committee’s duties, which are specified in our compensation committee charter, include, but are not limited to:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•
reviewing and making recommendations on an annual basis to our board of directors with respect to (or approving, if such authority is so delegated by our board of directors) the compensation, if any is paid by us, and any incentive-compensation and equity-based plans that are subject to board approval of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
Notwithstanding the foregoing, other than the $10,000 per month administrative fee payable to our sponsor and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors, special advisor, or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.
Our Compensation Committee Charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other advisor and will be directly responsible for the appointment, compensation and oversight of the work of any such advisor. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other advisor, the compensation committee will consider the independence of each such advisor, including the factors required by the NYSE and the SEC.
Our compensation committee charter is available on our corporate website. The information contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into this report.
Code of Business Conduct and Ethics, Corporate Governance Guidelines and Committee Charters
We have adopted a code of business conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. A copy of our Code of Business Conduct and Ethics will be provided without charge upon request to us in writing at 667 Madison Avenue, 18th Floor, New York, New York 10065 or by telephone at (212)
935-7676.
We intend to disclose any amendments to or waivers of certain provisions of our code of business conduct and ethics in a Current Report on Form
8-K.

Our board of directors has also adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning.
Copies of our corporate governance guidelines, our code of business conduct and ethics, our audit committee charter, our compensation committee charter and our nominating and corporate governance committee charter are available on our corporate website. The information contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into this report.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent of any publicly traded class of our equity securities to file reports of ownership and changes in ownership of our equity securities with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file.
Based solely upon a review of such forms furnished to us during the most recent fiscal year, or written representations that no Forms 5 were required, we believe that that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2021, other than a Form 3 for Carl Ferenbach, which was filed late.
Compensation Committee Interlocks and Insider Participation
None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.
Item 11. Executive Compensation
None of our officers or directors has received any cash compensation for services rendered to us. Commencing on September 28, 2021, we are obligated to pay our sponsor a total of $10,000 per month for office space, secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers, directors, special advisor, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination. However, these individuals will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, officers, directors, special advisor or our or their affiliates.
After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of our common stock as of March 11, 2022, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of our warrants, including the private placement warrants, as such securities are not exercisable within 60 days of the date of this report.

We have based our calculation of the percentage of beneficial ownership on 34,387,500 shares of common stock outstanding on March 11, 2022, consisting of 27,510,000 shares of Class A common stock and 6,877,500 shares of Class B common stock.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
Berenson SPAC Holdings I, LLC (2)(3)	—	—	4,880,341	71.0%	14.2%
Jeffrey Berenson (2) (3)	—	—	4,880,341	71.0%	14.2%
David Panton (4)	—	—	—	—	—
Mohammed Ansari (4)	—	—	—	—	—
Amir Hegazy (4)	—	—	—	—	—
Carl Ferenbach (2)(4)	—	—	25,000	*	*
Kay Kapoor (2)	—	—	25,000	*	*
Ronald Kasner (2)	—	—	25,000	*
Gal Munda (2)	—	—	25,000	*	*
All directors and executive officers as a group (six individuals)	—	—	4,980,341	72.4%	72.4%
RiverNorth Capital Management, LLC (5)	2,475,000	9.0%	—	—	7.2%
Radcliffe Capital Management, L.P. (6)	2,300,000	8.4%	—	—	6.7%
Polar Asset Management Partners Inc. (7)	2,025,000	7.4%	—	—	5.9%
Atalaya Capital Management LP (8)	2,475,000	9.0%	—	—	7.2%
Farallon Capital Partners, L.P. (9)	2,475,000	9.0%	—	—	7.2%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 667 Madison Avenue, 18th Floor, New York, New York 10065.
(2)
Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one
basis, subject to adjustment.

(3)
The securities are held directly by our sponsor. BAC Brigade Holdings, LLC, is the managing member of the Sponsor and Jeffrey Berenson is the managing member of BAC Brigade Holdings, LLC. Consequently, each of BAC Brigade Holdings, LLC and Mr. Berenson may be deemed to share voting and dispositive control over the securities held by our sponsor, and may be deemed to have beneficial ownership of the securities held directly by our sponsor. Mr. Berenson disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein

(4)	Does not include certain shares indirectly owned by this individual as a result of his indirect membership interest in our sponsor.
(5)	Based on a Schedule 13G filed with the SEC on February 14, 2022. The business address of RiverNorth Capital Management, LLC is 325 N. LaSalle Street, Ste. 645, Chicago, Illinois 60654.
(6)
Based on an Amendment No. 1 to Schedule 13G filed with the SEC on February 14, 2022 by Radcliffe Capital Management, L.P., RGC Management Company, LLC, Steven B. Katznelson, Christopher Hinkel, Radcliffe SPAC Master Fund, L.P. and Radcliffe SPAC GP, LLC (collectively, the “Radcliffe Reporting Persons”), beneficial ownership of these shares is shared among the Radcliffe Reporting Persons. The business address of the Radcliffe Reporting Persons is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004.

(7)
Based on a Schedule 13G filed with the SEC on February 7, 2022 by Polar Asset Management Partners Inc., which serves as the investment advisor to Polar Multi-Strategy Master Fund (“PMSMF”) with respect to the shares directly held by PMSMF. The business address of Polar Asset Management Partners Inc. is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(8)
Based on an Amendment No. 1 to Schedule 13G filed with the SEC on December 14, 2021 by Atalaya Special Purpose Investment Fund II LP (“ASPIF II”), ACM ASOF VII (Cayman) Holdco LP (“ASOF”), ACM Alameda Special Purpose Investment Fund II LP (“Alameda”), ACM Alamosa (Cayman) Holdco LP (“Alamosa”), Atalaya Capital Management LP (“ACM”), Corbin ERISA Opportunity Fund, Ltd. (“CEOF”), Corbin Capital Partners GP, LLC (“Corbin GP”), and Corbin Capital Partners, L.P. (“CCP”); ACM may be deemed the beneficial owner of 2,011,432 shares underlying units, which amount includes (i) the 330,412 shares underlying units beneficially owned by ASPIF II, (ii) the 463,568 shares underlying units beneficially owned by ASOF, (iii) the 290,812 shares underlying units beneficially owned by Alameda and (iv) the 926,640 shares underlying units beneficially owned by Alamosa. Each of Corbin GP and CCP may be deemed the beneficial owner of 463,568 shares underlying units beneficially owned by CEOF. The business address of each of ASPIF II, ASOF, Alameda, Alamosa and ACM is One Rockefeller Plaza, 32
nd
Floor, New York, NY 10020. The business address of each of CEOF, Corbin GP and CCP is 590 Madison Avenue, 31 st
Floor, New York, NY 10022.

(9)
Based on an Amendment No. 1 to Schedule 13G filed with the SEC on January 27, 2022 by Farallon Capital Partners, L.P. (“FCP”), Farallon Capital Institutional Partners, L.P. (“FCIP”), Farallon Capital Institutional Partners II, L.P. (“FCIP II”), Farallon Capital Institutional Partners III, L.P. (“FCIP III”), Four Crossings Institutional Partners V, L.P. (“FCIP V”), Farallon Capital Offshore Investors II, L.P. (“FCOI II”), Farallon Capital F5 Master I, L.P. (“F5MI”), Farallon Capital (AM) Investors, L.P. (“FCAMI”) (collectively, the “Farallon Funds”), with respect to the securities held directly by each respective fund. Farallon Partners, L.L.C. (the “Farallon GP”), as the general partner of each of FCP, FCIP, FCIP II, FCIP III, FCOI II and FCAMI, and as the sole member of the FCIP V General Partner, may be deemed to be a beneficial owner of the shares held by the Farallon Funds other than F5MI. Farallon Institutional (GP) V, L.L.C. (the “FCIP V General Partner”), as the general partner of FCIP V, may be deemed to be a beneficial owner of the shares held by FCIP V. Farallon F5 (GP), L.L.C. (the “F5MI General Partner”), as the general partner of F5MI, may be deemed to be a beneficial owner of the shares held by F5MI. Each of Philip D. Dreyfuss, Michael B. Fisch, Richard B. Fried, Varun N. Gehani, Nicolas Giauque, David T. Kim, Michael G. Linn, Rajiv A. Patel, Thomas G. Roberts, Jr., William Seybold, Andrew J. M. Spokes, John R. Warren, and Mark C. Wehrly (collectively, the “Farallon Individual Reporting Persons”), as a managing member or senior managing member, as the case may be, of the Farallon GP, and as a manager or senior manager, as the case may be, of the FCIP V General Partner and the F5MI General Partner, in each case with the power to exercise investment discretion, may be deemed to be a beneficial owner of the shares held by the Farallon Funds. Each of the Farallon GP, the FCIP V General Partner, the F5MI General Partner and the Farallon Individual Reporting Persons hereby disclaims any beneficial ownership of any such shares. The business address of each of these reporting persons is c/o Farallon Capital Management, L.L.C., One Maritime Plaza, Suite 2100, San Francisco, California 94111.

I
tem 13. Certain Relationships and Related Transactions, and Director Independence
On June 25, 2021, we issued 7,187,500 founder shares to our sponsor for an aggregate purchase price of $25,000, or approximately $0.004 per share. On September 15, 2021, our sponsor transferred an aggregate of 25,000 founder shares to each of our independent directors and our special advisor (for a total of 125,000 founder shares) for their original purchase price. Subsequently, on September 30, 2021, our sponsor sold an aggregate of 1,872,159 founder shares to the anchor investors at their original purchase price. Following the expiration of the underwriter’s over-allotment option, on November 12, 2021 our sponsor forfeited 310,000 founder shares, so that our initial stockholders continue to own 20% of our issued and outstanding shares of common stock after our initial public offering, described below. At December 31, 2021 there were 6,877,500 founder shares issued and outstanding.
With certain limited exceptions, the founder shares are not transferable, assignable or salable by our initial stockholders until the earlier of (i) one year after the completion of our initial business combination and (ii) subsequent to our initial business combination, (a) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after our initial business combination, or (b) the date on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.
Simultaneously with the consummation of our initial public offering, on September 30, 2021, we consummated the private placement of 7,000,000 private placement warrants to our sponsor at a price of $1.00 per private placement warrant, generating total proceeds of $7,000,000. The private placement warrants are identical to the public warrants, except that, if held by our sponsor or its permitted transferees, they (i) may be exercised on a cashless basis and (ii) will not be redeemable under certain redemption scenarios. In addition, the private placement warrants (and the shares of Class A common stock issuable upon exercise of such private placement warrants) will, subject to certain limited exceptions, be subject to transfer restrictions until 30 days after the completion of our initial business combination.
If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.
Commencing on September 28, 2021, we are obligated to pay our sponsor a total of $10,000 per month for office space, secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.
No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers, directors, special advisor, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors, special advisor or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket
expenses incurred by such persons in connection with activities on our behalf.
Our sponsor had agreed to loan us up to $300,000, of which an aggregate of $176,000 was drawn, in connection with the expenses of our initial public offering, pursuant to the terms of an unsecured promissory note. We fully repaid the loans from our sponsor on September 30, 2021.
In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors will loan us funds as may be required. If we complete our initial business combination, we expect to repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of December 31, 2021 there were no amounts outstanding under any working capital loans.
After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans (and any shares of Class A common stock issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the founder shares) are entitled to registration rights pursuant to a registration rights agreement entered into on September 27, 2021, requiring us to register such securities for resale (in the case of the founder shares, only after conversion to our Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up periods.
We will bear the expenses incurred in connection with the filing of any such registration statements.
Related Party Policy
Our Code of Business Conduct and Ethics requires us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board of directors) or as disclosed in our public filings with the SEC. Under our Code of Business Conduct and Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.
In addition, our audit committee, pursuant to our audit committee charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, officers, directors, special advisor or our or their affiliates.
These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.
To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers, directors, special advisor or our or their affiliates, by us for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments have been or will be made to our sponsor, officers or directors, or our or their affiliates, none of which have been or will be made from the proceeds of our initial public offering and the sale of the private placement warrants held in the trust account prior to the completion of our initial business combination:

•	repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

•	payment to our sponsor of $10,000 per month, for up to 18 months, for office space, secretarial and administrative support;

•	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

•
repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.

Director Independence
The NYSE listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Carl Ferenbach, Kay Kapoor, Ronald Kasner and Gal Munda is an “independent director” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.
Item 14. Principal Accountant Fees and Services
Grant Thornton LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Grant Thornton LLP for services rendered.

Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by Grant Thornton LLP in connection with regulatory filings. The aggregate fees billed by Grant Thornton LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms
10-Q
for the respective periods and other required filings with the SEC for the period from June 1, 2021 (inception) through December 31, 2021 totaled $104,940. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings, issuance of comfort letters, consents and related services in connection with our initial public offering.
Audit-Related Fees
. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Grant Thornton LLP for consultations concerning financial accounting and reporting standards during the period from June 1, 2021 (inception) through December 31, 2021.
Tax Fees
. We did not pay Grant Thornton LLP for tax planning and tax advice for the period from June 1, 2021 (inception) through December 31, 2021.
All Other Fees
. We did not pay Grant Thornton LLP for other services for the period from June 1, 2021 (inception) through December 31, 2021.
Pre-Approval
Policy
Our audit committee was formed in connection with the effectiveness of our registration statement for our initial public offering. As a result, the audit committee did not pre-approve
all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve
all audit services and permitted
non-audit
services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis
exceptions for
non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules
None.

(3)	Exhibits: Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*); all exhibits not so designated are incorporated by reference to a prior SEC filing as indicated.

Exhibit No.	Description
3.1 (1)	Amended and Restated Certificate of Incorporation of the Company

3.2 (2)	Bylaws

4.1 (2)	Specimen Unit Certificate

4.2 (2)	Specimen Class A Common Stock Certificate

4.3 (2)	Specimen Warrant Certificate

4.4 (1)	Warrant Agreement, dated September 27, 2021, between the Company and Continental Stock Transfer & Trust Company

4.5*	Description of Securities

10.1 (2)	Promissory Note, dated June 21, 2021, issued to Berenson SPAC Holdings I, LLC

10.2 (2)	Subscription Agreement for Founder Shares, dated June 25, 2021, between the Company and Berenson SPAC Holdings I, LLC

10.3 (1)	Letter Agreement, dated September 27, 2021, by and among the Company, Berenson SPAC Holdings I, LLC, and each of the executive officers, directors and initial stockholders of the Company

10.4 (1)	Investment Management Trust Agreement, dated September 27, 2021, between the Company and Continental Stock Transfer & Trust Company

10.5 (1)	Registration Rights Agreement, dated September 27, 2021, among the Company, Berenson SPAC Holdings I, LLC and certain security holders

10.6 (1)	Private Placement Warrants Subscription Agreement, dated September 27, 2021, between the Company and Berenson SPAC Holdings I, LLC

10.7 (1)	Administrative Services Agreement, dated September 27, 2021, between the Company and Berenson SPAC Holdings I, LLC

10.8 (2)	Form of Indemnity Agreement

10.9 (1)	Underwriting Agreement, dated September 27, 2021, by and among the Company, BofA Securities, Inc. and Wells Fargo Securities, LLC

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K (File No. 001-40843), filed with the SEC on October 1, 2021.
(2)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-259470), filed with the SEC on September 10, 2021.

Item 16. Form
10-K
Summary
Not applicable.

BERENSON ACQUISITION CORP. I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Berenson Acquisition Corp. I
Opinion on the financial statements
We have audited the accompanying balance sheet of Berenson Acquisition Corp. I (a Delaware corporation) (the “Company”) as of December 31, 2021, the related statements of operations, changes in redeemable common stock and stockholders’ deficit, and cash flows for the period from June 1, 2021 (date of inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from June 1, 2021 (date of inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2021.
New York, New York
March 30, 2022

BERENSON ACQUISITION CORP. I
BALANCE SHEET
DECEMBER 31, 2021

ASSETS
CURRENT ASSETS:
Cash	$670,762
Prepaid expenses and other assets	413,338
Total current assets	1,084,100
Prepaid expenses and other assets, net of current portion	250,786
Cash held in Trust Account	275,105,128

TOTAL ASSETS	$276,440,014

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$35,194
Accrued expenses	56,600
Franchise tax payable	117,310
Total current liabilities	209,104
Derivative warrant liabilities	10,278,380
Deferred underwriting fee payable	9,628,500
TOTAL LIABILITIES	20,115,984
Commitments and Contingencies
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 27,510,000 shares issued and outstanding, subject to possible redemption at $10.00 per share	275,100,000
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,877,500 shares issued and outstanding	688
Additional paid-in capital	—
Accumulated deficit	(18,776,658)
Total stockholders’ deficit	(18,775,970)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$276,440,014

The accompanying notes are an integral part of the financial statements.

BERENSON ACQUISITION CORP. I
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JUNE 1, 2021 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2021

Revenues	$—
General and administrative expenses	275,436
Franchise tax expenses	117,310

Loss from operations	392,746

Other income (expense)
Interest income	5,128
Change in fair value of derivative warrant liabilities	10,490,950
Offering costs associated with derivative warrant liabilities	(1,780,157)

Total other income (expense)	8,715,921

Net income allocable to common stockholders	$8,323,175

Weighted average shares outstanding, redeemable Class A common stock	11,623,005

Basic and diluted net income per share, redeemable Class A common stock	$0.47

Weighted average shares outstanding, non-redeemable common stock	6,272,582

Basic and diluted net income per share, non-redeemable common stock	$0.47

The accompanying notes are an integral part of the financial statements.

BERENSON ACQUISITION CORP. I
STATEMENT OF CHANGES IN REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JUNE 1, 2021 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Common Stock subject to possible redemption		Class B Common Stock		Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance—June 1, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Sale of units in initial public offering and overallotment option less allocation to derivative warrant liabilities, gross	27,510,000	261,757,650	—	—	—	—	—
Offering costs	—	(14,865,920)	—	—	—	—	—
Excess cash received over the fair value of private placement warrants	—	—	—	—	75,020	—	75,020
Excess fair value of founder shares attributable to the anchor investors	—	—	—	—	1,009,105	—	1,009,105
Forfeiture of founder shares	—	—	(310,000)	(31)	31	—	—
Deemed dividend to Class A stockholders	—	28,208,270	—	—	(1,108,437)	(27,099,833)	(28,208,270)
Net income	—	—	—	—	—	8,323,175	8,323,175

Balance—December 31, 2021	27,510,000	$275,100,000	6,877,500	$688	$—	$(18,776,658)	$(18,775,970)

The accompanying notes are an integral part of the financial statements.

BERENSON ACQUISITION CORP. I
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JUNE 1, 2021 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2021

For the period from June 1, 2021 (inception) through December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,323,175
Adjustments to reconcile net income to net cash used in operating activities:
Interest income	(5,128)
Change in fair value of derivative warrant liabilities	(10,490,950)
Offering costs associated with derivative warrant liabilities	1,780,157
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(664,124)
Accounts payable	35,194
Accrued expenses	56,600
Franchise tax payable	117,310
Net cash used in operating activities	(847,766)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash deposited in Trust Account	(275,100,000)
Net cash used in investing activities	(275,100,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from note payable to related party	176,000
Repayment of note payable to related party	(176,000)
Proceeds received from initial public offering and overallotment option, gross	275,100,000
Proceeds received from private placement warrants	7,502,000
Offering costs paid	(6,008,472)
Net cash provided by financing activities	276,618,528
NET INCREASE IN CASH	670,762
CASH BEGINNING OF PERIOD	—
CASH END OF PERIOD	$670,762
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Deferred underwriting commissions	$9,628,500
Deemed dividend to Class A stockholders	$28,208,270
The accompanying notes are an integral part of the financial statements.

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Berenson Acquisition Corp. I (the “Company”) was incorporated in Delaware on June 1, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). Although the Company is not limited to a particular industry or geographical location, the Company intends to focus its search on a target business operating in the software and technology-enabled services industry with a total enterprise value in excess of $1 billion.
As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
On September 27, 2021, the registration statement on Form
S-1
(File
No. 333-259470)
relating to the Initial Public Offering was declared effective by the U.S. Securities and Exchange Commission (the “SEC”). On September 30, 2021, the Company consummated the Initial Public Offering of 25,000,000 units (the “Units”), with each unit consisting of one share of Class A common stock (the “Public Shares”) and one-half
of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $250,000,000, which is described in Note 3.
Simultaneously with the consummation of the Initial Public Offering, the Company consummated the sale of 7,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to Berenson SPAC Holdings I, LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of
 $7,000,000, which is described in Note 4.
On October 22, 2021, the underwriters of the Initial Public Offering partially exercised their over-allotment option and purchased 2,510,000 additional Units at $10.00 per Unit, generating additional gross proceeds of $25,100,000. In addition,
o
n
October 22, 2021, simultaneously with the partial exercise of the over-allotment option by the underwriters, the
S
ponsor purchased an additional 502,000 Private Placement Warrants at $1.00 per private placement warrant, generating additional gross proceeds of $502,000.
Transaction costs amounted to $16,646,076, consisting of $5,502,000 of underwriting commissions, $9,628,500 of deferred underwriting commissions, $1,009,105 for the excess fair value of founder shares attributable to the anchor investors (see Note 4) and $506,471 of other offering costs.
A total of $275,100,000 (or $10.00 per Unit) of the net proceeds of the sale of the Units (including the partial exercise of the over-allotment option) in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee, located in the United States and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the funds held in the Trust Account will not be released from the Trust Account until the earliest of: (i) the completion of an initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (a) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with the Business Combination or to redeem 100%
of its public shares if it does not not complete its initial business combination by March 30, 2023 or (b) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, and (iii) the redemption of the Company’s public shares if it does not complete its initial business combination by March 30, 2023, subject to applicable law.
The Public Shares are recorded at their redemption amount and classified as temporary equity at the balance sheet, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”
Liquidity and Capital Resources
As of December 31, 2021, the Company had approximately $671,000 in cash and working capital of approximately $992,000
(without taking into account franchise tax obligations of approximately
$117,000 that may be paid using investment income earned in the Trust Account). The Company intends to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its Business Combination, it expects to repay any Working Capital Loans out of the proceeds of the Trust Account released to it. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), and loan proceeds from the Sponsor of $176,000 under an unsecured promissory note (as discussed in Note 4). The Company repaid the promissory note in full on September 30, 2021. The Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Initial Public Offering and sale of the Private Placement Warrants held outside of the Trust Account.

F
-7

Based on the foregoing, the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 2—SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles, generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. In the opinion of management, the financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period from June 1, 2021 (inception) through December 31, 2021 are not necessarily indicative of the results that may be expected in future periods.
Accounting Standards Adoption
Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.
Cash Held in Trust Account
At December 31, 2021, the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At December 31, 2021, the Company has not experienced losses on this account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements” (“ASC 820”), approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.
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
Warrant Liabilities
The Company evaluated the warrants and Private Placement Warrants (collectively, the “Warrant Securities”) in accordance with
ASC 815-40, “Derivatives
and Hedging — Contracts in Entity’s Own Equity” (“ASC
815-40”)
and concluded that the Warrant Securities could not be accounted for as components of equity. As the Warrant Securities meet the definition of a derivative in accordance with ASC
815-40,
the Warrant Securities are recorded as derivative liabilities on the accompanying balance sheet and measured at fair value at inception (the closing date of the Initial Public Offering) and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the accompanying statement of operations in the period of change.
Key ranges of inputs for the valuation models used to calculate the fair value of the Private Placement Warrants were as follows:

December 31, 2021
Implied volatility	12%
Risk-free interest rate	1.26%
Exercise price for one share of Class A common stock	$11.50
Expected term	5 years
Class A Common Stock Subject to Possible Redemption
The Company accounts for its shares of common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within the Company’s control require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480 “Distinguishing Liabilities from Equity.”
All of the 27,510,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation if there is a stockholder vote or tender offer in connection with a Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital
and accumulated deficit.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of December 31, 2021.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income per Share of Common Stock
Net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company applies the two-class
method in calculating net income per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value mea
n
s that there is effectively only one class of common stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net income per share is computed by dividing the pro rata net income between the Class A common stock and the Class B common stock by the weighted average number of common stock outstanding for each period. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the Initial Public Offering since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for

21,257,000
shares of Class A common stock in the aggregate.
The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Net income allocable to Class A Common Stock subject to possible redemption	$5,405,819
Denominator: Weighted Average Class A Common Stock
Basic and diluted weighted average shares outstanding	11,623,005

Basic and diluted net income per share	$0.47

Class B Common Stock
Numerator: Net income minus Net Earnings
Net income allocable to Class B Common Stock	$2,917,356
Denominator: Weighted Average Class B Common Stock
Basic and diluted weighted average shares outstanding	6,272,582

Basic and diluted net income per share	$0.47

Stock-Based Compensation Expense
The Company accounts for stock-based compensation expense in accordance with ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. The fair value of equity awards has been estimated using a market approach. Forfeitures are recognized as incurred.
Compensation expense related to the Founder Shares (as defined in Note 4 below) is recognized only when the performance condition is probable of occurrence. As of December 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest multiplied times the latest modification date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify the accounting of certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance

F
-10

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
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
NOTE 3—INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 27,510,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half
of one redeemable warrant. Each whole warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share. Only whole warrants may be exercised and no fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will become exercisable on the later of 30 days after the completion of the Business Combination and 12 months from the closing date of the Initial Public Offering, and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. Alternatively, if the Company does not complete a Business Combination within 18 months after the closing of the Initial Public Offering, the warrants will expire. If the Company is unable to deliver registered shares of Class A common stock to the holder upon exercise of warrants issued in connection with the 27,510,000 Units during the exercise period, the warrants will expire worthless, except to the extent that they may be exercised on a cashless basis in the circumstances described in the agreement governing the warrants.
Once the warrants become exercisable, the Company may redeem the outstanding warrants in whole, but not in part, at a price of $0.01 per warrants upon not less than 30 days’ prior written notice of redemption, and only in the event that the last sale price of the Company’s Public Shares equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day
period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrants holders. Additionally, 90 days after the warrants become exercisable, the Company may redeem the outstanding warrants in whole, but not in part, at a price of $0.10 per warrant provided that holders will be able to exercise their warrants prior to redemption and receive shares of Class A common stock at a price based on the redemption date and “fair market value” of the Company’s Class A common stock upon a minimum of 30 days’ prior written notice of redemption, and only in the event that the last sale price of the Company’s Class A common stock equals or exceeds $10.00 per share on the trade date prior to the date on which the Company sends the notice of redemption to the warrant holders. The “fair market value” of the Company’s Class A common stock shall mean the average reported last sale price of the Company’s Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the warrant holders. The Company has agreed to use its commercially reasonable efforts to file a registration statement with the SEC for the Class A common stock issuable upon exercise of the warrants under the Securities Act as soon as practicable, but in no event later than 20 business days following the completion of a Business Combination.
NOTE 4—RELATED PARTY TRANSACTIONS
Founder Shares
On June 25, 2021, the Sponsor purchased an aggregate

of 7,187,500 Founder Shares for an aggregate purchase price of $25,000.
In September 2021, the Sponsor transferred an aggregate
of 25,000 founder shares (for a total of 125,000
founder shares) to each of its independent directors and special advisor at their original purchase price. Subsequently, on September 30, 2021, the Sponsor sold an aggregate of 1,872,159
Founder Shares to eleven qualified institutional buyers or institutional accredited investors which are not affiliated with the Company, the Sponsor, the Company’s directors, or any member of the Company’s management (the “anchor investors”) at their original purchase price. Following the expiration of the underwriter’s over-allotment option, on November 12, 2021 the Sponsor forfeited
 310,000
Founder Shares. At December 31, 2021, there we
re 6,877,500
Founder Shares issued and outstanding as of December 31, 2021.
With certain limited exceptions, the Founder Shares are not transferable, assignable or salable by the initial stockholders until the earlier of (i) one year after the completion of an initial Business Combination and (ii) subsequent to the initial Business Combination, (a) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial Business Combination, or (b) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of its public stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.
In connection with each anchor investor purchasing 100% of the Units allocated to it in the Initial Public Offering, the Sponsor sold an aggregate of 1,872,159 Founder Shares to the anchor investors at their original purchase price. The Company estimated the excess aggregate fair value over the amount paid by the anchor investors of the Founder Shares attributable to the anchor investors to be $13,610,087 or $7.274 per share.
The estimated fair value was determined using the Company stock price less a discount for lack of marketability using a Finnerty Model. The excess of the fair value of the Founder Shares sold over the purchase price was determined to be an issuance cost of the Initial Public Offering incurred on the Company’s behalf. Accordingly, this issuance cost was accounted for as an equity contribution from the Sponsor.

Since a portion of the Initial Public Offering consisted of warrants that are accounted for as liabilities, a portion of the excess of fair value was expensed to the statement of operations.
Private Placement Warrants
Simultaneously with the consummation of the Initial Public Offering and the partial exercise by the underwriters of their over-allotment option, the Sponsor purchased from the Company 7,502,000 Private Placement Warrants at a price of $1.00 per warrant, or approximately $7,502,000, in a private placement. Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share, subject to adjustment. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account. The Private Placement Warrants will not be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants issued as part of the Units in the Initial Public Offering. The Sponsor, or its permitted transferees, will have the option to exercise the Private Placement Warrants on a cashless basis. In addition, the Private Placement Warrants (and the shares of Class A common stock issuable upon exercise of such Private Placement Warrants) will, subject to certain limited exceptions, be subject to transfer restrictions until 30 days after the completion of a Business Combination.
If the Company does not complete a Business Combination by March 30, 2023, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Company’s Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.
Related Party Loans
On June 25, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related with the Initial Public Offering pursuant to the terms of an unsecured promissory note. The promissory note was non-interest
bearing and the amount of $176,000 was repaid in full to the Sponsor on September 30, 2021.
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will
 loan the Working Capital Loans. If the Company completes its Business Combination, it expects to repay any Working Capital Loans out of the proceeds of the Trust Account released to it. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. Up to $1,500,000 of Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of the Working Capital Loans have not been determined and no written agreements exist with respect to such Working Capital Loans. As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
Administrative Services Agreement
The Company entered into an agreement with the Sponsor pursuant to which, commencing on September 28, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space, secretarial and administrative support. For the period from June 1, 2021 (inception) through December 31, 2021, the Company incurred $30,000 for these services, which is included in accrued expenses in the accompanying balance sheet.
NOTE 5—STOCKHOLDERS’ DEFICIT
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2021, there were 27,510,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and were classified at their redemption value outside of stockholders’ deficit on the balance sheet.
Class
 B Common Stock
—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At December 31, 2021, there were 6,877,500 shares of Class B common stock issued and outstanding.
Prior to a Business Combination, only holders of the Class B common stock have the right to vote on the election of directors and holders of a majority of the outstanding shares of our Class B common stock may remove members of the Company’s board of directors for any reason. Holders of shares of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a stockholder vote except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one
basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, including pursuant to a specified future issuance, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance, including a specific future issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted
basis, 20% of the aggregate number of all shares of common stock outstanding upon the completion of plus the aggregate number of shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination and any private placement-equivalent warrants issued upon conversion of Working Capital Loans).
NOTE 6—FAIR VALUE MEASUREMENTS
The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet as of December 31, 2021. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of December 31, 2021 due to the short maturities of such instruments.

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury Securities held in Trust Account	$275,105,128	$—	$—	$275,105,128

	$275,105,128	$—	$—	$275,105,128

The following table presents information about the Company’s derivative liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$6,602,400	$—	$—	$6,602,400
Private Placement Warrants	—	—	3,675,980	3,675,980

Total	$6,602,400	$—	$3,675,980	$10,278,380

The valuation methodology used in the determination of the fair value of financial instruments for which Level 3 inputs were used at December 31, 2021 was a modified Black-Scholes valuation model using inputs such as exercise price, stock price, volatility, term, risk-free rate and dividend yield.
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement during the period ended December 31, 2021 when the Public Warrants were separately listed and traded.
The following table presents a summary of the changes in fair value of the Public and Private Placement Warrants, a Level 3 liability, measured on a recurring basis.

Warrant liabilities at June 1, 2021 (inception date)	$—
Issuance of private and public warrants	20,769,330
Transfer of public warrants to Level 1	(13,342,350)
Change in fair value of warrant liabilities	(3,751,000)

Private Placement Warrant liabilities at December 31, 2021	$3,675,980

NOTE 7—COMMITMENTS
Registration Rights
The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any shares of Class A common stock issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the founder shares) are entitled to registration rights pursuant to a registration rights agreement entered into in connection with the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to our Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to other registration statements filed by the Company subsequent to its completion of the Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up
periods. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The underwriters of the Initial Public Offering are entitled to a deferred underwriting commission of $9,628,500. Subject to the terms of the underwriting agreement of the Initial Public Offering, (i) the deferred underwriting commission will be placed in the Trust Account and released to the underwriters only upon the completion of a Business Combination and (ii) the deferred underwriting commission will be waived by the underwriters in the event that the Company does not complete a Business Combinatio
n
.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERENSON ACQUISITION CORP. I

By:	/s/ Mohammed Ansari
	Name:	Mohammed Ansari
	Title:	Chief Executive Officer
(Principal Executive Officer)
Date: March 30, 2022
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mohammed Ansari and Amir Hegazy, jointly and severally, his or her true and lawful attorney-in-fact
and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form
10-K,
and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact
and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might do or could do in person, hereby ratifying and confirming all that said attorneys-in-fact
and agents, or any of them, or their or his or her substitutes or substitute, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Mohammed Ansari	Chief Executive Officer	March 30, 2022
Mohammed Ansari	(Principal Executive Officer)

/s/ Amir Hegazy	Chief Financial Officer	March 30, 2022
Amir Hegazy	(Principal Financial and Accounting Officer)

/s/ Jeffrey Berenson	Chairman of the Board of Directors	March 30, 2022
Jeffrey Berenson

/s/ David Panton	Director	March 30, 2022
David Panton

/s/ Carl Ferenbach	Director	March 30, 2022
Carl Ferenbach

/s/ Kay Kapoor	Director	March 30, 2022
Kay Kapoor

/s/ Ronald Kasner	Director	March 30, 2022
Ronald Kasner

/s/ Gal Munda	Director	March 30, 2022
Gal Munda