Form 10-Q
period 2022-03-31
Berenson Acquisition Corp. I
filed 2022-05-12
CIK 1869673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of May 12, 2022, there were 27,510,000 shares of Class A common stock, par value $0.0001 per share, and 6,877,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

BERENSON ACQUISITION CORP. I
FORM
10-Q
FOR THE QUARTER ENDED March 31, 2022

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
BERENSON ACQUISITION CORP. I
CONDENSED BALANCE SHEET
March 31, 2022 (Unaudited) and December 31, 2021

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash	$466,375	$670,762
Prepaid expenses and other assets	532,004	413,338
Total current assets	998,379	1,084,100
Prepaid expenses and other assets, net of current portion	—	250,786
Cash held in Trust Account	275,127,580	275,105,128

TOTAL ASSETS	$276,125,959	$276,440,014

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$12,177	$35,194
Accrued expenses	241,299	56,600
Franchise tax payable	50,000	117,310

Total current liabilities	303,476	209,104
Derivative warrant liabilities	5,739,390	10,278,380
Deferred underwriting fee payable	9,628,500	9,628,500

TOTAL LIABILITIES	15,671,366	20,115,984

Commitments and Contingencies
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 27,510,000 shares issued and outstanding, subject to possible redemption at $10.00 per share	275,100,000	275,100,000
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,877,500 shares issued and outstanding as of March 31, 2022 and December 31, 2021	688	688
Additional paid-in capital	—	—
Accumulated deficit	(14,646,095)	(18,776,658)

Total stockholders’ deficit	(14,645,407)	(18,775,970)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$276,125,959	$276,440,014

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERENSON ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2022

For the Three Months Ended March 31, 2022
General and administrative expenses	$380,879
Franchise tax expenses	50,000

Loss from operations	430,879
Other income
Interest income	22,452
Change in fair value of derivative warrant liabilities	4,538,990

Total other income	4,561,442

Net income allocable to common stockholders	$4,130,563

Weighted average shares outstanding, redeemable Class A common stock	27,510,000

Basic and diluted net income per share, redeemable Class A common stock	$0.12

Weighted average shares outstanding, non-redeemable common stock	6,877,500

Basic and diluted net income per share, non-redeemable common stock	$0.12

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERENSON ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENT OF CHANGES IN REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022

			Stockholders’ Equity (Deficit)
	Class A Common Stock subject to possible redemption		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance - January 1, 2022	27,510,000	$275,100,000	6,877,500	$688	$—	$(18,776,658)	$(18,775,970)
Net income	—	—	—	—	—	4,130,563	4,130,563

Balance - March 31, 2022	27,510,000	$275,100,000	6,877,500	$688	$—	$(14,646,095)	$(14,645,407)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERENSON ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,130,563
Adjustments to reconcile net income to net cash used in operating activities:
Interest income	(22,452)
Change in fair value of derivative warrant liabilities	(4,538,990)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	132,120
Accounts payable	(23,017)
Accrued expense	184,699
Franchise tax payable	(67,310)

Net cash used in operating activities	(204,387)

NET DECREASE IN CASH	(204,387)
CASH BEGINNING OF PERIOD	670,762

CASH END OF PERIOD	$466,375

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERENSON ACQUISITION CORP. I
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Berenson Acquisition Corp. I (the “Company”) was incorporated in Delaware on June 1, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (a “Business Combination”). Although the Company is not limited to a particular industry or geographical location, the Company intends to focus its search on a target business operating in the software and technology-enabled services industry with a total enterprise value in excess of $1 billion.
As of March 31, 2022 and December 31, 2021, the Company had not commenced any operations. All activity through March 31, 2022 and December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company does not intend to generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company intends to generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the funds held in the Trust Account will not be released from the Trust Account until the earliest of: (i) the completion of an initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (a) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with the Business Combination or to redeem 100% of its public shares if it does not complete its initial business combination by March 30, 2023 or (b) with respect to any other provision relating to stockholders’ rights or pre-initial
Business Combination activity, and (iii) the redemption of the Company’s public shares if it does not complete its initial business combination by March 30, 2023, subject to applicable law.

The Public Shares are recorded at their redemption amount and classified as temporary equity at the balance sheet, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”)
Liquidity and Capital Resources
As of March 31, 2022, the Company had approximately $466,000 in cash and working capital of approximately $745,000 (without taking into account franchise tax obligations of $50,000 that may be paid using investment income earned in the Trust Account). The Company intends to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial Business Combination.
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
NOTE 2—SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying interim unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles, generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, since the accompanying interim unaudited financial statements are condensed, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.
The accompanying interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, filed with the SEC on March 31, 2022.

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.
Cash Held in Trust Account
At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts.
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). approximates the carrying amounts represented in the balance sheet due to their short-term nature.
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

The three levels of the fair value hierarchy under ASC 820 are as follows:

Level 1—	Quoted prices (unadjusted) in active markets for identical investments at the measurement date are used.

Level 2—
Pricing inputs are other than quoted prices included within Level 1 that are observable for the investment, either directly or indirectly. Level 2 pricing inputs include quoted prices for similar investments in active markets, quoted prices for identical or similar investments in markets that are not active, inputs other than quoted prices that are observable for the investment, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3—
Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. The inputs used in determination of fair value require significant judgment and estimation.

Derivative Liabilities
The Company evaluated the warrants and Private Placement Warrants (collectively, the “Warrant Securities”) in accordance with ASC Topic
815-40,
“Derivatives and Hedging — Contracts in Entity’s Own Equity” (“ASC
815-40”)
and concluded that the Warrant Securities could not be accounted for as components of equity. As the Warrant Securities meet the definition of a derivative in accordance with ASC
815-40,
the Warrant Securities are recorded as derivative liabilities on the accompanying balance sheet and measured at fair value at inception (the closing date of the Initial Public Offering) and remeasured at each reporting date in accordance with ASC 820 with changes in fair value recognized in the accompanying statement of operations in the period of change.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its shares of common stock subject to possible redemption in accordance with the guidance in ASC 480. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
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
capital and accumulated deficit.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of March 31, 2022 and December 31, 2021.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net income per Share of Common Stock
Net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company applies the two-class
method in calculating net income per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of common stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net income per share is computed by dividing the pro rata net income between the Class A common stock and the Class B common stock by the weighted average number of common stock outstanding for each period. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the Initial Public Offering since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for 21,257,000 shares of Class A common stock in the aggregate.
The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

Three Months Ended March 31, 2022
Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Net income allocable to Class A Common Stock subject to possible redemption	$3,304,450
Denominator: Weighted Average Class A Common Stock
Basic and diluted weighted average shares outstanding	27,510,000

Basic and diluted net income per share	$0.12

Class B Common Stock
Numerator: Net income minus Net Earnings
Net income allocable to Class B Common Stock	$826,113
Denominator: Weighted Average Class B Common Stock
Basic and diluted weighted average shares outstanding	6,877,500

Basic and diluted net income per share	$0.12

Stock-Based Compensation Expense
The Company accounts for stock-based compensation expense in accordance with ASC Topic 718, “Compensation — Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. The fair value of equity awards has been estimated using a market approach. Forfeitures are recognized as incurred.

Compensation expense related to the Founder Shares (as defined in Note 4 below) is recognized only when the performance condition is probable of occurrence. As of March 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest multiplied times the latest modification date fair value per share (unless subsequently modified) less the amount initially re
ceived for the purchase of the Founder Shares.
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
Eleven qualified institutional buyers or institutional accredited investors which are not affiliated with the Company, the Sponsor, the Company’s directors, or any member of the Company’s management (the “anchor investors”), have each purchased Units in the Initial Public Offering at varying amounts not exceeding 9.9% of the units sold in the Initial Public Offering.
NOTE 4—RELATED PARTY TRANSACTIONS
Founder Shares
On June 25, 2021, the Sponsor purchased an aggregate of 7,187,500 Founder Shares for an aggregate purchase price of $25,000. In September 2021, the Sponsor transferred an aggregate of 25,000 founder shares (for a total of 125,000 founder shares) to each of its independent directors and special advisor at their original purchase price. Subsequently, on September 30, 2021, the Sponsor sold an aggregate of 1,872,159 Founder Shares to the anchor investors at their original purchase price. Following the expiration of the underwriter’s over-allotment option, on November 12, 2021 the Sponsor forfeited 310,000 Founder Shares. At March 31, 2022 and December 31, 2021, there were 6,877,500 Founder Shares issued and outstanding.
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
In connection with each anchor investor purchasing 100% of the Units allocated to it in the Initial Public Offering, the Sponsor sold an aggregate of 1,872,159 Founder Shares to the anchor investors at their original purchase price. The Company estimated the excess aggregate fair value over the amount paid by the anchor investors of the Founder Shares attributable to the anchor investors to be $13,610,087 or $7.274 per share. The estimated fair value was determined using the Company price per share less a discount for lack of marketability using a Finnerty Model. The excess of the fair value of the Founder Shares sold over the purchase price was determined to be an issuance cost of the Initial Public Offering incurred on the Company’s behalf. Accordingly, this issuance cost was accounted for as an equity contribution from the Sponsor.
Since a portion of the Initial Public Offering consisted of warrants that are accounted for as liabilities, a portion of the excess of fair value was expensed to the statement of operations.
Private Placement Warrants
Simultaneously with the consummation of the Initial Public Offering and the partial exercise by the underwriters of their over-allotment option, the Sponsor purchased from the Company 7,502,000 Private Placement Warrants at a price of $1.00 per warrant, or approximately $7,502,000, in private placements. Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share, subject to adjustment. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account. The Private Placement Warrants will not be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants issued as part of the Units in the Initial Public Offering. The Sponsor, or its permitted transferees, will have the option to exercise the Private Placement Warrants on a cashless basis. In addition, the Private Placement Warrants (and the shares of Class A common stock issuable upon exercise of such Private Placement Warrants) will, subject to certain limited exceptions, be subject to transfer restrictions until 30 days after the completion of a Business Combination.

If the Company does not complete a Business Combination by March 30, 2023, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Company’s Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.
Related Party Loans
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company the Working Capital Loans. If the Company completes its Business Combination, it expects to repay any Working Capital Loans out of the proceeds of the Trust Account released to it. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. Up to $1,500,000 of Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of the Working Capital Loans have not been determined and no written agreements exist with respect to such Working Capital Loans. As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.
Administrative Services Agreement
The Company entered into an agreement with the Sponsor pursuant to which, commencing on September 28, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space, secretarial and administrative support. For the three months ended March 31, 2022, the Company incurred $30,000 for these services, which is included in accrued expenses in the accompanying balance sheet and general and administrative expenses in the accompanying statement of operations.
NOTE 5—STOCKHOLDERS’ DEFICIT
Preferred Stock—
The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock—
The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 27,510,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and were classified at their redemption value outside of stockholders’ deficit on the balance sheet.
Class
 B Common Stock—
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 6,877,500 shares of Class B common stock issued and outstanding.
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
The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one
basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, including pursuant to a specified future issuance, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance, including a specific future issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted
basis, 20% of the aggregate number of all shares of common stock outstanding upon the completion of plus the aggregate number of shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination and any private p lacement-eq
uivalent warrants issued upon conversion of Working Capital Loans).
NOTE 6—FAIR VALUE MEASUREMENTS
The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet as of March 31, 2022 and December 31, 2021. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of March 31, 2022 and December 31, 2021 due to the short maturities of such instruments.

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury Securities held in Trust Account	$275,127,580	$—	$—	$275,127,580

	$275,127,580	$—	$—	$275,127,580

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury Securities held in Trust Account	$275,105,128	$—	$—	$275,105,128

	$275,105,128	$—	$—	$275,105,128

The following table presents information about the Company’s derivative liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$3,713,850	$—	$—	$3,713,850
Private Placement Warrants	—	2,025,540	—	2,025,540

Total	$3,173,850	$2,025,540	$—	$5,739,390

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$6,602,400	$—	$—	$6,602,400
Private Placement Warrants	—	—	3,675,980	3,675,980

Total	$6,602,400	$—	$3,675,980	$10,278,380

The valuation methodology used in the determination of the fair value of financial instruments for which Level 3 inputs were used at December 31, 2021 was a modified Black-Scholes valuation model using inputs such as exercise price, stock price, volatility, term, risk-free rate and dividend yield.

The valuation methodology used at March 31, 2022 was based on quoted prices from a similar financial instrument in an active market.
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period.

The following table presents a summary of the changes in fair value of the Private Placement Warrants, as of March 31, 2022.

Private Placement Warrant liabilities at January 1, 2022	$3,675,980
Change in fair value of Private Placement Warrant liabilities	(1,650,440)
Transfer of Private Placement Warrants from Level 3 to Level 2	(2,025,540)

Private Placement Warrant liabilities at March 31, 2022	$—

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
Underwriting Agreement
The underwriters of the Initial Public Offering are entitled to a deferred underwriting commission of $9,628,500. Subject to the terms of the underwriting agreement of the Initial Public Offering, (i) the deferred underwriting commission will be placed in the Trust Account and released to the underwriters only upon the completion of a Business Combination and (ii) the deferred underwriting commission will be waived by the underwriters in the event that the Company does not complete a Business Combination.

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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and our Annual Report of Form
10-K
for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
On September 30, 2021, we consummated our initial public offering of securities (the “Initial Public Offering”) and simultaneous private placement (the “Private Placement”) of private placement warrants to the Sponsor, described below. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and Private Placement, our capital stock, debt or a combination of cash, stock and debt.
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2022 were organizational activities and those necessary to prepare for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee, located in the United States, established for the benefit of our public stockholders. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial Business Combination.

For the three months ended March 31, 2022, we had net income of $4,130,563, which consisted of operating costs of $430,879, interest income of $22,452 and change in fair value of derivative warrant liabilities of $4,538,990.
Liquidity, Capital Resources and Going Concern
Until the consummation of our Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B common stock, par value $0.0001 per share (the “Founder Shares”), by the Sponsor and loans from the Sponsor.
On September 30, 2021, we consummated our Initial Public Offering of 25,000,000 units, at $10.00 per unit, generating gross proceeds of $250,000,000. Simultaneously with the consummation of our Initial Public Offering, we consummated the Private Placement of an aggregate of 7,000,000 private placement warrants to the Sponsor at a price of $1.00 per private placement warrants, generating gross proceeds of $7,000,000.
Following our Initial Public Offering (including the partial exercise of the over-allotment option), and Private Placement, a total of $275,100,000 was placed in the Trust Account. We incurred $15,636,971 in transaction costs, including $5,502,00 of underwriting commissions, $9,628,500 of deferred underwriting commissions and $506,471 of other costs.
For the three months ended March 31, 2022, cash used in operating activities was $204,387. Net income of $4,130,563 was affected by interest income of $22,452 and change in fair value of derivative warrant liabilities of $4,538,990 and changes in operating assets and liabilities, which provided $226,492 of cash from operating activities.
As of March 31, 2022, we had cash and marketable securities held in the Trust Account of $275,127,580. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of March 31, 2022, we had cash held outside of the Trust Account of $466,375. We intend to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors will loan us funds as may be required (“Working Capital Loans”). If we complete our Business Combination, we expect to repay any Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. Up to $1,500,000 of Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of the Working Capital Loans have not been determined and no written agreements exist with respect to such Working Capital Loans. As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

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
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of March 31, 2022.
Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative support. We began incurring these fees on September 28, 2021 and will continue to incur these fees monthly until the earlier of the completion of our initial Business Combination and our liquidation.
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
Net income (loss) Per Common Stock Shares
We apply the
two-class
method in calculating net income per share of common stock. The contractual formula utilized to calculate the redemption amount approximates fair value. The class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend for the purposes of the numerator in the earnings per share calculation. Net income per share of common stock is computed by dividing the pro rata net income between the shares of Class A common stock and the shares of Class B common stock by the weighted average number of shares common stock outstanding for each of the periods. The calculation of diluted income per share of common stock does not consider the effect of the warrants and rights issued in connection with our Initial Public Offering since the exercise of the warrants and rights are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for 21,257,000 shares of Class A common stock in the aggregate.
Common Stock Subject to Possible Redemption
We account for our shares of common stock subject to possible redemption in accordance with ASC 480. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
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
Public Warrants and Private Placement Warrants
We account for the public warrants and the private placement warrants in accordance with ASC Topic 815—40, Derivatives and Hedging, Contracts in Entity’s Own Equity, under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statements of operations in the period of change. As of March 31, 2022 the private placement warrants were no longer Level 3 inputs, since a quoted price for a similar instrument was used. As of December 31, 2021, the estimated fair value of the public warrants was determined by their public trading price and the estimated fair value of the private placement warrants was determined using a modified Black-Scholes valuation model using Level 3 inputs such as exercise price, stock price, volatility, term, risk-free rate and dividend yield.
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
and
15d-15(e)
under the Exchange Act) as of the end of the fiscal quarter ended March 31, 2022. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) that occurred during the fiscal quarter ended on March 31, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report, except for the following amended and restated risk factor:
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to complete our initial business combination, and results of operations.
On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On June 25, 2021, we issued 7,187,500
shares of Class B common stock, par value $0.0001 per share (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.004 per share. On September 15, 2021, the Sponsor transferred an aggregate of 25,000 Founder Shares to each of our independent directors and our special advisor (for a total of 125,000 Founder Shares) for their original purchase price. Subsequently, on September 30, 2021, the Sponsor sold an aggregate of 1,872,159 Founder Shares to eleven qualified institutional buyers or institutional accredited investors that have each purchased units in the Initial Public Offering, at their original purchase price. On November 12, 2021, in connection with the underwriters’ partial exercise of their over-allotment option and waiver of the remaining portion of such option, the Sponsor forfeited an aggregate of 310,000 Founder Shares to us at no cost, accordingly 6,877,500 Founder Shares remain outstanding.
As previously reported on a Current Report on Form
8-K,
on September 30, 2021, simultaneously with the consummation of the Initial Public Offering, we consummated the private placement of an aggregate of 7,000,000 warrants to the Sponsor at a price of $1.00 per private placement warrant, generating gross proceeds of $7,000,000.
On October 22, 2021, the underwriters of the Initial Public Offering partially exercised their over-allotment option and purchased 2,510,000 additional units at $10.00 per additional unit, generating additional gross proceeds of $25,100,000. In addition, October 22, 2021, simultaneously with the partial exercise of the over-allotment option by the underwriters, the Sponsor purchased an additional 502,000 private placement warrants at $1.00 per private placement warrant, generating additional gross proceeds of $502,000. A total of $25,100,000 of the net proceeds from the sale of such additional units and additional private placement warrants was deposited in a trust account established for the benefit of the Company’s public stockholders, with Continental Stock Transfer & Trust Company acting as trustee, bringing the aggregate proceeds held in such trust account to $275,100,000.
The foregoing issuances of Founder Shares and private placement warrants were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such issuances.
For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
None.
Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)

3.2	Bylaws(2)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2021 and incorporated by reference herein.

(2)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 10, 2021 and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERENSON ACQUISITION CORP. I

Date: May 12, 2022	By:	/s/ Mohammed Ansari
	Name:	Mohammed Ansari
	Title:	Chief Executive Officer

Date: May 12, 2022	By:	/s/ Amir Hegazy
	Name:	Amir Hegazy
	Title:	Chief Financial Officer