Form 10-Q
period 2022-06-30
Berenson Acquisition Corp. I
filed 2022-08-03
CIK 1869673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2022
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August 3, 2022
, there were 27,510,000 shares of Class A common stock, par value $0.0001 per share, and 6,877,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

BERENSON ACQUISITION CORP. I
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

Page

PART I - FINANCIAL INFORMATION	1

Item 1. Condensed Financial Statements	1

Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1

Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022 and the period from June 1, 2021 (inception) through June 30, 2021	2

Unaudited Condensed Statements of Changes in Redeemable Common Stock and Stockholders’ (Deficit) Equity for the three and six months ended June 30, 2022 and the period from June 1, 2021 (inception) through June 30, 2021	3

Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and the period from June 1, 2021 (inception) through June 30, 2021	4

Notes to the Unaudited Condensed Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

PART II - OTHER INFORMATION	18

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Mine Safety Disclosures	18

Item 5. Other Information	18

Item 6. Exhibits	19

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
BERENSON ACQUISITION CORP. I
CONDENSED BALANCE SHEETS
JUNE 30, 2022 (UNAUDITED) AND DECEMBER 31, 2021

	June 30, 2022 (Unaudited)	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash	$190,338	$670,762
Prepaid expenses and other assets	405,379	413,338

Total current assets	595,717	1,084,100
Prepaid expenses and other assets, net of current portion	—	250,786
Cash held in Trust Account	275,502,795	275,105,128

TOTAL ASSETS	$276,098,512	$276,440,014

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$9,375	$35,194
Accrued expenses	310,069	56,600
Franchise tax payable	52,342	117,310

Total current liabilities	371,786	209,104
Derivative warrant liabilities	2,975,980	10,278,380
Deferred underwriting fee payable	9,628,500	9,628,500

TOTAL LIABILITIES	12,976,266	20,115,984

Commitments and Contingencies
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 27,510,000 shares issued and outstanding, subject to possible redemption at $10.00 per share	275,100,000	275,100,000

Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,877,500 shares issued and outstanding as of June 30, 2022 and December 31, 2021	688	688
Accumulated deficit	(11,978,442)	(18,776,658)

Total stockholders’ deficit	(11,977,754)	(18,775,970)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$276,098,512	$276,440,014

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERENSON ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND FOR THE PERIOD FROM JUNE 1, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	For the Period from June 1, 2021 (Inception) through June 30, 2021

General and administrative expenses	$421,131	$802,010	$2,700
Franchise tax expenses	50,000	100,000	—

Loss from operations	471,131	902,010	2,700

Other income
Interest income	375,374	397,826	—
Change in fair value of derivative warrant liabilities	2,763,410	7,302,400	—

Total other income	3,138,784	7,700,226	—

Net income (loss) allocable to common stockholders	$2,667,653	$6,798,216	$(2,700)

Weighted average shares outstanding, redeemable Class A common stock	27,510,000	27,510,000	—

Basic and diluted net income per share, redeemable Class A common stock	$0.08	$0.20	$0.00

Weighted average shares outstanding, non-redeemable common stock	6,877,500	6,877,500	6,250,000

Basic and diluted net income per share, non-redeemable common stock	$0.08	$0.20	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERENSON ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENT OF CHANGES IN REDEEMABLE COMMON STOCK AND
STOCKHOLDERS’ (DEFICIT) EQUITY FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND FOR THE PERIOD FROM JUNE 1, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
			Stockholders’ (Deficit) Equity
	Class A Common Stock Subject To Possible Redemption		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity

Balance – January 1, 2022	27,510,000	$275,100,000	6,877,500	$688	—	$(18,776,658)	$(18,775,970)
Net income	—	—	—	—	—	4,130,563	4,130,563
Balance – March 31, 2022	27,510,000	75,100,000	6,877,500	688	—	(14,646,095)	(14,645,407)
Net income	—	—	—	—	—	2,667,653	2,667,653

Balance – June 30, 2022	27,510,000	$275,100,000	6,877,500	$688	—	$(11,978,442)	$(11,977,754)

	FOR THE PERIOD FROM JUNE 1, 2021 (INCEPTION) THROUGH JUNE 30, 2021
			Stockholders’ (Deficit) Equity
	Class A Common Stock Subject To Possible Redemption		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity

Balance – June 1, 2021 (inception)	—	—	—	—	—	—	—
Issuance of Class B common stock to Sponsor (1)	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—	—	(2,700)	(2,700)

Balance – J une 30, 2021	—	—	7,187,500	$719	$24,281	$(2,700)	$22,300

(1)
This number included an aggregate of up to 937,500 shares of Class B common stock that were subject to forfeiture if the underwriters’ over-allotment option was not exercised in full or in part. Following the expiration of the underwriters’ over-allotment option, on November 12, 2021, the Sponsor forfeited 310,000 shares of Class B common stock.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERENSON ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND THE PERIOD FROM JUNE 1, 2021 (INCEPTION) THROUGH JUNE 30, 2021 (UNAUDITED)

	For the Six Months Ended June 30, 2022	For the Period from June 1, 2021 (inception) through June 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,798,216	$(2,700)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income from trust account	(397,667)	—
Change in fair value of derivative warrant liabilities	(7,302,400)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	258,745	—
Accounts payable	(25,819)	—
Accrued expenses	253,469	2,700
Franchise tax payable	(64,968)	—

Net cash used in operating activities	(480,424)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock to initial shareholders	—	25,000

Net cash provided by financing activities	—	25,000

NET (DECREASE) INCREASE IN CASH	(480,424)	25,000
CASH BEGINNING OF PERIOD	670,762	—

CASH END OF PERIOD	$190,338	$25,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Deferred offering costs included in accrued expenses	$—	$102,300

Deferred offering costs included in sponsor loan	$—	$15,000

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
As of June 30, 2022 and December 31, 2021, the Company had not commenced any operations. All activity through June 30, 2022 and December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company does not intend to generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company intends to generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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

The public shares are recorded at their redemption amount and classified as temporary equity at the balance sheet, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).
Liquidity and Capital Resources
As of June 30, 2022, the Company had approximately $190,000 in cash and working capital of approximately $276,000 (without taking into account franchise tax obligations of $52,342 that may be paid using investment income earned in the Trust Account). The Company intends to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial Business Combination.
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
NOTE 2—SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying interim unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles, generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, since the accompanying interim unaudited financial statements are condensed, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did no
t have any cash equivalents as of June 30, 2022 and December 31, 2021.
Cash Held in Trust Account
At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts.
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
capital and accumulated deficit.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of June 30, 2022 and December 31, 2021.
FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A common stock
Net income allocable to Class A common stock subject to possible redemption	$2,134,122	$5,438,573
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	27,510,000	27,510,000

Basic and diluted net income per share	$.08	$0.20

Class B Common Stock
Numerator: Earnings allocable to Class B common stock
Net income allocable to Class B common stock	$533,531	$1,359,643
Denominator: Weighted Average Class B common stock
Basic and diluted weighted average shares outstanding	6,877,500	6,877,500

Basic and diluted net income per share	.08	$0.20

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
Compensation expense related to the Founder Shares (as defined in Note 4 below) is recognized only when the performance condition is probable of occurrence. As of June 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest multiplied times the latest modification date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.
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
NOTE 4—RELATED PARTY TRANSACTIONS
Founder Shares
On June 25, 2021, the Sponsor purchased an aggregate of 7,187,500 Founder Shares for an aggregate purchase price of $25,000. In September 2021, the Sponsor transferred an aggregate of 25,000 founder shares (for a total of 125,000 founder shares) to each of its independent directors and special advisor at their original purchase price. Subsequently, on September 30, 2021, the Sponsor sold an aggregate of 1,872,159 Founder Shares to the anchor investors at their original purchase price. Following the expiration of the underwriter’s over-allotment option, on November 12, 2021 the Sponsor forfeited 310,000 Founder Shares. At June 30, 2022 and December 31, 2021, there were 6,877,500 Founder Shares issued and outstanding.
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
Related Party Loans
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company the Working Capital Loans. If the Company completes its Business Combination, it expects to repay any Working Capital Loans out of the proceeds of the Trust Account released to it. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. Up to $1,500,000 of Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of the Working Capital Loans have not been determined and no written agreements exist with respect to such Working Capital Loans. As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.
Administrative Services Agreement
The Company entered into an agreement with the Sponsor pursuant to which, commencing on September 28, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space, secretarial and administrative support. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000, respectively for these services, which is included in accrued expenses in the accompanying balance sheet and general and administrative expenses in the accompanying statement of operations.
NOTE 5—STOCKHOLDERS’ DEFICIT
Preferred Stock—
The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock—
The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 27,510,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and were classified at their redemption value outside of stockholders’ deficit on the balance sheet.
Class
 B Common Stock—
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 6,877,500 shares of Class B common stock issued and outstanding.
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

NOTE 6—FAIR VALUE MEASUREMENTS
The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet as of June 30, 2022 and December 31, 2021. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of June 30, 2022 and December 31, 2021 due to the short maturities of such instruments.

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury Securities held in Trust Account	$275,502,795	$—	$—	$275,502,795

Total:	$275,502,795	$—	$—	$275,502,795

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury Securities held in Trust Account	$275,105,128	$—	$—	$275,105,128

Total:	$275,105,128	$—	$—	$275,105,128

The following table presents information about the Company’s derivative liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$1,925,700	$—	$—	$1,925,700
Private Placement Warrants	—	1,050,280	—	1,050,280

Total	$1,925,700	$1,050,280	$—	$2,975,980

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$6,602,400	$—	$—	$6,602,400
Private Placement Warrants	—	—	3,675,980	3,675,980

Total	$6,602,400	$—	$3,675,980	$10,278,380

The valuation methodology used in the determination of the fair value of financial instruments for which Level 3 inputs were used at December 31, 2021 was a modified Black-Scholes valuation model using inputs such as exercise price, stock price, volatility, term, risk-free rate and dividend yield. The valuation methodology used at June 30, 2022 was based on quoted prices from a similar financial instrument in an active market.
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period.

The following table presents a summary of the changes in fair value of the Private Placement Warrants, as of March 31, 2022.

Private Placement Warrant liabilities at January 1, 2022	$3,675,980
Transfer of Private Placement Warrants From Level 3 to Level 2	(2,025,540)
Change in fair value of Private Placement Warrant liabilities	(1,650,440)

Private Placement Warrant liabilities	$—

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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2022 were organizational activities and those necessary to prepare for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee, located in the United States, established for the benefit of our public stockholders. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial Business Combination.

For the three and six months ended June 30, 2022, we had net income of $2,667,653 and $6,798,216, respectively, which consists of operating costs of $471,131 and 902,010, respectively, interest income of $375,374 and 397,826, respectively, and change in fair value of derivative warrant liabilities of $2,763,410 and 7,302,400, respectively.
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
For the six months ended June 30, 2022, cash used in operating activities was $480,424. Net income of $6,798,216 was affected by interest income of $397,667 and change in fair value of derivative warrant liabilities of $7,302,400 and changes in operating assets and liabilities, which provided $421,427 of cash from operating activities.
As of June 30, 2022, we had cash and marketable securities held in the Trust Account of $275,502,795. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of June 30, 2022, we had cash held outside of the Trust Account of $190,338. We intend to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors will loan us funds as may be required (“Working Capital Loans”). If we complete our Business Combination, we expect to repay any Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. Up to $1,500,000 of Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of the Working Capital Loans have not been determined and no written agreements exist with respect to such Working Capital Loans. As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.
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

The military conflict commenced in February 2022 by the Russian Federation in Ukraine has created and is expected to create further global economic consequences, including but not limited to the possibility of extreme volatility and disruptions in the financial markets, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. Such global consequences may materially and adversely affect our ability to consummate an initial Business Combination, or the operations of a target business with which we ultimately consummate an initial Business Combination. In addition, our ability to consummate an initial Business Combination may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all. The impact of this action and related sanctions on the global economy and the specific impact on our financial position, results of operations and/or ability to consummate an initial Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of June 30, 2022.
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

Public Warrants and Private Placement Warrants
We account for the public warrants and the private placement warrants in accordance with ASC Topic 815—40, Derivatives and Hedging, Contracts in Entity’s Own Equity, under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the statements of operations in the period of change. As of June 30, 2022 the private placement warrants were no longer Level 3 inputs, since a quoted price for a similar instrument was used. As of December 31, 2021, the estimated fair value of the public warrants was determined by their public trading price and the estimated fair value of the private placement warrants was determined using a modified Black-Scholes valuation model using Level 3 inputs such as exercise price, stock price, volatility, term, risk-free rate and dividend yield.
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
and
15d-15(e)
under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2022. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) that occurred during the fiscal quarter ended on June 30, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BERENSON ACQUISITION CORP. I

Date: August 3, 2022	By:	/s/ Mohammed Ansari
	Name:	Mohammed Ansari
	Title:	Chief Executive Officer

Date: August 3, 2022	By:	/s/ Amir Hegazy
	Name:	Amir Hegazy
	Title:	Chief Financial Officer