Form 10-Q
period 2022-09-30
Berenson Acquisition Corp. I
filed 2022-11-10
CIK 1869673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2022
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of November 9, 2022, there were 27,510,000 shares of Class A common stock, par value $0.0001 per share, and 6,877,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

BERENSON ACQUISITION CORP. I
FORM
10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

Page
PART I - FINANCIAL INFORMATION	1

Item 1. Condensed Financial Statements	1

Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022 the three months ended September 30, 2021 and for the period from June 1, 2021 (inception) through September 30, 2021	2

Unaudited Condensed Statements of Changes in Redeemable Common Stock and Stockholders’ Deficit for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from June 1, 2021 (inception) through September 30, 2021	3

Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and the period from June 1, 2021 (inception) through September 30, 2021	4

Notes to the Unaudited Condensed Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

PART II - OTHER INFORMATION	17

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Mine Safety Disclosures	18

Item 5. Other Information	18

Item 6. Exhibits	19

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.
BERENSON ACQUISITION CORP. I
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2022 (UNAUDITED) AND DECEMBER 31, 2021

	September 30, 2022 (Unaudited)	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash	$147,476	$670,762
Prepaid expenses and other assets	279,986	413,338

Total current assets	427,462	1,084,100
Prepaid expenses and other assets, net of current portion	—	250,786
Marketable securities held in Trust Account	276,655,160	275,105,128

TOTAL ASSETS	$277,082,622	$276,440,014

LIABILITIES AND CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$19,378	$35,194
Accrued expenses	369,813	56,600
Income tax payable	270,578	—
Franchise tax payable	78,890	117,310

Total current liabilities	738,659	209,104
Deferred warrant liabilities	1,062,850	10,278,380
Deferred underwriting fee payable	9,628,500	9,628,500

TOTAL LIABILITIES	11,430,009	20,115,984

Commitments and Contingencies (Note 7)
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 27,510,000 shares issued and outstanding, subject to possible redemption at $10.00 per share	275,100,000	271,100,000

Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,877,500 shares issued and outstanding as of September 30, 2022 and December 31, 2021	688	688
Accumulated deficit	(9,448,075)	(18,776,658)

Total stockholders’ deficit	(9,447,387)	(18,775,970)

TOTAL LIABILITIES AND CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$277,082,622	$276,440,014

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERENSON ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022, THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM JUNE 1, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	For the period June 1, 2021 (inception) through September 30, 2021
General and administrative expenses	$215,009	$1,530	$1,017,019	$4,230
Franchise tax expenses	50,000	150,000	150,000	150,000

Loss from operations	265,009	151,530	1,167,019	154,230

Other income (expense)
Interest income	459	—	618	—
Change in fair value of derivative warrant liabilities	1,913,130	—	9,215,530	—
Interest income on trust	1,152,365	—	1,550,032	—
Offering costs associated with derivative warrant liabilities	—	(1,713,531)	—	(1,713,531)

Total other income (expense)	3,065,954	(1,713,531)	10,766,180	(1,713,531)
Net income (loss) before income taxes	2,800,945	(1,865,061)	9,599,161	(1,867,761)
Income tax expense	(270,578)	—	(270,578)	—

Net income (loss) allocable to common stockholders	$2,530,367	$(1,865,061)	$9,328,583	$(1,867,761)

Weighted average shares outstanding, redeemable Class A common stock	27,510,000	277,778	27,510,000	204,918

Basic and diluted net income (loss) per share, redeemable Class A common stock	$0.07	$(0.25)	$0.27	$(0.32)

Weighted average shares outstanding, non-redeemable common stock	6,877,500	7,817,500	6,877,500	5,714,652

Basic and diluted net income (loss) per share, non-redeemable common stock	$0.07	$(0.25)	$0.27	$(0.32)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERENSON ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENT OF CHANGES IN REDEEMABLE COMMON STOCK AND
STOCKHOLDERS’ DEFICIT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022, THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM JUNE 1, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
			Stockholders’ (Deficit) Equity
	Class A Common Stock subject to possible redemption		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance - January 1, 2022	27,510,000	$275,100,000	6,877,500	$688	$—	$(18,776,658)	$(18,775,970)
Net income	—	—	—	—	—	4,130,563	4,130,563

Balance - March 31, 2022	27,510,000	275,100,000	6,877,500	688	—	(14,646,095)	(14,645,407)
Net income	—	—	—	—	—	2,667,653	2,667,653

Balance - June 30, 2022	27,510,000	$275,100,000	6,877,500	$688	$—	$(11,978,442)	$(11,977,754)
Net income	—	—	—	—	—	2,530,367	2,530,367

Balance - September 30, 2022	27,510,000	$275,100,000	6,877,500	$688	$—	$(9,448,075)	$(9,447,387)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD JUNE 1, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
			Stockholders’ (Deficit) Equity
	Class A Common Stock subject to possible redemption		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance - June 1, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—	—	(2,700)	(2,700)

Balance - June 30, 2021	—	—	7,187,500	719	24,281	(2,700)	22,300
Sale of units in initial public offering, less allocation to derivative warrant liabilities, gross	25,000,000	237,875,000	—	—	—	—	—
Offering costs	—	(13,552,045)	—	—	—	—	—
Excess cash received over the fair value of private placement warrants	—	—	—	—	70,000	—	70,000
Excess fair value of founder shares attributable to the anchor investors	—	—	—	—	1,009,105	—	1,009,105
Deemed dividend to class A stockholders	—	25,677,045	—	—	(1,103,386)	(24,573,659)	(25,677,045)
Net loss	—	—	—	—	—	(1,865,061)	(1,865,061)

Balance - September 30, 2021	25,000,000	$250,000,000	7,187,500	$719	$—	$(26,441,420)	$(26,440,701)

(1)
This number included an aggregate of up to 937,500 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. On November 12, 2021 the Sponsor forfeited 310,000 shares of Class B common stock.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERENSON ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND THE PERIOD FROM JUNE 1, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(Unaudited)

	For the Nine Months Ended September 30, 2022	For the period June 1, 2021 (inception) through September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,328,583	$(1,867,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest and dividend income from trust account	(1,550,032)	—
Change in fair value of derivative warrant liabilities	(9,215,530)	—
Offering costs associated with derivative warrant liabilities	—	1,713,531
Changes in operating assets and liabilities:
Prepaid expenses and other assets	384,138	(796,658)
Accounts payable	(15,816)	1,530
Accrued expenses	313,213	—
Income tax payable	270,578	—
Franchise tax payable	(38,420)	150,000

Net cash used in operating activities	(523,286)	(799,358)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash deposited in Trust Account	—	(250,000,000)

Net cash used in financing activities	—	(250,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from note payable to related party	—	176,000
Repayment of note payable to related party	—	(176,000)
Proceeds received from initial public offering, gross	—	250,000,000
Proceeds received from private placement warrants	—	7,000,000
Offering costs paid	—	(5,506,471)

Net cash provided by financing activities	—	251,518,529

NET (DECREASE) INCREASE IN CASH	(523,286)	719,171
CASH BEGINNING OF PERIOD	670,762	—

CASH END OF PERIOD	$147,476	$719,171

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Deferred underwriting commissions	$—	$8,750,000

Deemed dividend to Class A stockholders	$—	$25,677,045

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERENSON ACQUISITION CORP. I
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
1
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
As of September 30, 2022 and December 31, 2021, the Company had not commenced any operations. All activity through September 30, 2022 and December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company does not intend to generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company intends to generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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

The public shares are recorded at their redemption amount and classified as temporary equity at the balance sheet, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”)
Liquidity, Capital Resources and Going Concern
As of September 30, 2022, the Company had $147,
476
in cash and working capital of approximately $39,000 (without taking into account franchise tax obligations of $78,890
, or the income taxes payable obligations of $270,578
that may be paid using investment income earned in the Trust Account). The Company intends to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial Business Combination.
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
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC
Topic 205-40,
“Presentation of Financial Statements-Going Concern,” management has evaluated the Company’s liquidity and financial condition and determined that it may not be sufficient to meet the Company’s obligation over the period of twelve months from the issuance date of the financial statements. The Company’s sponsor has agreed to provide support to enable the Company to continue its operations and meet its potential obligations over a period of one year from the issuance date of these financial statements. Management believes current working capital, and the support from its Sponsor, provides sufficient capital to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of those financial statements and therefore substantial doubt has been alleviated.
NOTE 2—SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying interim unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles, generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, since the accompanying interim unaudited financial statements are condensed, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.
Cash Held in Trust Account
At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts.
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
capital and accumulated deficit.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of September 30, 2022 and December 31, 2021.
FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations (each, a “covered corporation”). If the Business Combination is completed on or before December 31, 2022, the Company would not be subject to the excise tax as a result of shareholders exercising their redemption rights. However, if such Business Combination occurs any time after December 31, 2022, any redemption or other repurchase that occurs after December 31, 2022 may be subject to the excise tax.
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

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

		Three Months
	Three Months	Ended
	Ended September	September 30,
	30, 2022	2021
Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Net income (loss) allocable to Class A Common Stock subject to possible redemption	$2,024,294	$(69,398)
Denominator: Weighted Average Class A Common Stock
Basic and diluted weighted average shares outstanding	27,510,000	277,778

Basic and diluted net income (loss) per share	$0.07	$(0.25)

Class B Common Stock
Numerator: Net income (loss) minus Net Earnings
Net income (loss) allocable to Class B Common Stock	$506,073	$(1,795,664)
Denominator: Weighted Average Class B Common Stock
Basic and diluted weighted average shares outstanding	6,877,500	7,187,500

Basic and diluted net income (loss) per share	0.07	$(0.25)

		For the period
		June 1, 2021
		(inception)
	Nine Months	through
	Ended September	September 30,
	30, 2022	2021
Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Net income (loss) allocable to Class A Common Stock subject to possible redemption	$7,462,866	$(64,656)
Denominator: Weighted Average Class A Common Stock
Basic and diluted weighted average shares outstanding	27,510,000	204,918

Basic and diluted net income per share	$0.27	$(0.32)

Class B Common Stock
Numerator: Net income (loss) minus Net Earnings
Net income (loss) allocable to Class B Common Stock	$1,865,717	$(1,803,105)
Denominator: Weighted Average Class B Common Stock
Basic and diluted weighted average shares outstanding	6,877,500	5,714,652

Basic and diluted net income (loss) per share	$0.27	$(0.32)

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

Compensation expense related to the Founder Shares (as defined in Note 4 below) is recognized only when the performance condition is probable of occurrence. As of September 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore
, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest multiplied times the latest modification date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.
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
NOTE 4—RELATED PARTY TRANSACTIONS
Founder Shares
On June 25, 2021, the Sponsor purchased an aggregate of 7,187,500 Founder Shares for an aggregate purchase price of $25,000. In September 2021, the Sponsor transferred an aggregate of 25,000 founder shares (for a total of 125,000 founder shares) to each of its independent directors and special advisor at their original purchase price. Subsequently, on September 30, 2021, the Sponsor sold an aggregate of 1,872,159 Founder Shares to the anchor investors at their original purchase price. Following the expiration of the underwriter’s over-allotment option, on November 12, 2021 the Sponsor forfeited 310,000 Founder Shares. At September 30, 2022 and December 31, 2021, there were 6,877,500 Founder Shares issued and outstanding.
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
Related Party Loans
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company the Working Capital Loans. If the Company completes its Business Combination, it expects to repay any Working Capital Loans out of the proceeds of the Trust Account released to it. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. Up to $1,500,000 of Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of the Working Capital Loans have not been determined and no written agreements exist with respect to such Working Capital Loans. As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.
Administrative Services Agreement
The Company entered into an agreement with the Sponsor pursuant to which, commencing on September 28, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space, secretarial and administrative support. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000, respectively for these services, which is included in accrued expenses in the accompanying balance sheet and general and administrative expenses in the accompanying statement of operations.
NOTE 5—STOCKHOLDERS’ DEFICIT
Preferred Stock—
The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock—
The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 27,510,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and were classified at their redemption value outside of stockholders’ deficit on the balance sheet.

Class
 B Common Stock—
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 6,877,500 shares of Class B common stock issued and outstanding.
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
NOTE 6—FAIR VALUE MEASUREMENTS
The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet as of September 30, 2022 and December 31, 2021. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of September 30, 2022 and December 31, 2021 due to the short maturities of such instruments.

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury Securities held in Trust Account	$276,655,160	$—	$—	$276,655,160

	$276,655,160	$—	$—	$276,655,160

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury Securities held in Trust Account	$275,105,128	$—	$—	$275,105,128

	$275,105,128	$—	$—	$275,105,128

The following table presents information about the Company’s derivative liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$687,750	$—	$—	$687,750
Private Placement Warrants	—	375,100	—	375,100

Total	$687,750	$375,100	$—	$1,062,850

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$6,602,400	$—	$—	$6,602,400
Private Placement Warrants	—	—	3,675,980	3,675,980

Total	$6,602,400	$—	$3,675,980	$10,278,380

The valuation methodology used in the determination of the fair value of financial instruments for which Level 3 inputs were used at December 31, 2021 was a modified Black-Scholes valuation model using inputs such as exercise price, stock price, volatility, term, risk-free rate and dividend yield. The valuation methodology used at September 30, 2022 was based on quoted prices from a similar financial instrument in an active market.
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

AND CONTINGENCIES
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
NOTE 8—SUBSEQUENT EVENTS
In accordance with ASC 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred up to the date the audited financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.
On November 8, 2022, the Company filed a Preliminary Proxy Statement on Schedule 14A (the “Preliminary Proxy Statement”) relating to the special meeting of the stockholders that is anticipated to be held in 2022 to approve an amendment to the Company’s amended and restated certificate of incorporation which would, if implemented, allow the Company to extend the date by which it has to consummate a Business Combination (the “Extension”) for an additional six months, from March 30, 2023 to September 30, 2023, or such earlier date as determined by the Company’s board of directors (such later date, the “Extended Date,” and such proposal, the “Charter Amendment Proposal”).
The Company will also seek shareholder approval to amend the Investment Management Trust Agreement, dated as of September 27, 2021, by and between the Company and Continental Stock Transfer & Trust Company, to provide for the Extension to the Extended Date pursuant to the Charter Amendment (the “Trust Amendment Proposal”).
The Company will also seek shareholder approval for the adjournment of the special meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the Charter Amendment Proposal and the Trust Amendment Proposal.

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
Recent Developments
On November 8, 2022, the Company filed a Preliminary Proxy Statement on Schedule 14A relating to a special meeting of stockholders that is anticipated to be held in 2022 to approve an amendment to the Company’s amended and restated certificate of incorporation which would, if implemented, allow the Company to extend the date by which it has to consummate a Business Combination (the “Extension”) for an additional six months, from March 30, 2023 to September 30, 2023, or such earlier date as determined by the Company’s board of directors (such later date, the “Extended Date,” and such proposal, the “Charter Amendment Proposal”). The Company will also seek shareholder approval to amend the Investment Management Trust Agreement, dated as of September 27, 2021, by and between the Company and Continental Stock Transfer & Trust Company, to provide for the Extension to the Extended Date pursuant to the Charter Amendment (the “Trust Amendment Proposal”).
The Company will also seek shareholder approval for the adjournment of the special meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the Charter Amendment Proposal and the Trust Amendment Proposal.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2022 were organizational activities and those necessary to prepare for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee, located in the United States, established for the benefit of our public stockholders. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial Business Combination.
For the three and nine months ended September 30, 2022, we had net income of $2,530,367 and $9,328,583, respectively, which consists of operating costs of $265,009 and $1,167,019, respectively, interest income of $1,152,824 and $1,550,650, respectively, income tax expense of $270,578 for the three and nine months ended September 30, 2022, and change in fair value of derivative warrant liabilities of $1,913,130 and $9,215,530, respectively.
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
For the nine months ended September 30, 2022, cash used in operating activities was $523,286. Net income of $9,328,583 was affected by interest income of $1,550,032 and change in fair value of derivative warrant liabilities of $9,215,530 and changes in operating assets and liabilities, which provided $913,693 of cash from operating activities.
As of September 30, 2022, we had cash and marketable securities held in the Trust Account of $276,655,160. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of September 30, 2022, we had cash held outside of the Trust Account of $147,476. We intend to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors will loan us funds as may be required (“Working Capital Loans”). If we complete our Business Combination, we expect to repay any Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. Up to $1,500,000 of Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of the Working Capital Loans have not been determined and no written agreements exist with respect to such Working Capital Loans. As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.
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
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has evaluated the Company’s liquidity and financial condition and determined that it may not be sufficient to meet the Company’s obligation over the period of twelve months from the issuance date of the financial statements. The Company’s sponsor has agreed to provide support to enable the Company to continue its operations and meet its potential obligations over over a period of one year from the issuance date of these financial statements. Management believes current working capital, and the support from its Sponsor, provides sufficient capital to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of those financial statements and therefore substantial doubt has been alleviated.

Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of September 30, 2022.
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

Public Warrants and Private Placement Warrants
We account for the public warrants and the private placement warrants in accordance with ASC Topic 815—40, Derivatives and Hedging, Contracts in Entity’s Own Equity, under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the statements of operations in the period of change. As of September 30, 2022 the private placement warrants were no longer Level 3 inputs, since a quoted price for a similar instrument was used. As of December 31, 2021, the estimated fair value of the public warrants was determined by their public trading price and the estimated fair value of the private placement warrants was determined using a modified Black-Scholes valuation model using Level 3 inputs such as exercise price, stock price, volatility, term, risk-free rate and dividend yield.

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
and
15d-15(e)
under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2022. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) that occurred during the fiscal quarter ended on September 30, 2022 covered by this Quarterly Report on Form
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
A new 1% U.S. federal excise tax could be imposed on the Company in connection with redemptions.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations (each, a “covered corporation”). Because our securities are trading on the NYSE, we are a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IRA applies only to repurchases that occur after December 31, 2022.
If the Business Combination is completed on or before December 31, 2022, we would not be subject to the excise tax as a result of shareholders exercising their redemption rights. However, if such Business Combination occurs any time after December 31, 2022, any redemption or other repurchase that occurs after December 31, 2022 may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, (ii) the nature and amount of the equity issued in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination), and (iii) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by the Company, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete the Business Combination.

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

BERENSON ACQUISITION CORP. I

Date: November 10, 2022	By:	/s/ Mohammed Ansari
	Name:	Mohammed Ansari
	Title:	Chief Executive Officer

Date: November 10, 2022	By:	/s/ Amir Hegazy
	Name:	Amir Hegazy
	Title:	Chief Financial Officer