Form 10-K
period 2022-12-31
Berenson Acquisition Corp. I
filed 2023-03-27
CIK 1869673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-40843

Berenson Acquisition Corp. I
(Exact name of registrant as specified in its charter)

Delaware	87-1070217
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

667 Madison Avenue, 18 th Floor New York, NY	10065
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212)
935-7676
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	BACA	NYSE American LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the Class A ordinary shares of the registrant (based upon the closing price of the registrant’s Class A shares of common stock at that date as reported by the New York Stock Exchange), excluding outstanding shares of common stock beneficially owned by persons who may be deemed affiliates of the registrant, was $268,497,600.
As of March 27, 2023
, there were
 34,387,500
shares of our common stock issued and outstanding, consisting of
 30,490,000

shares of Class A common stock, par value $0.0001 per share, and 3,897,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

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

•	references to “management” or our “management team” refer to our officers and directors;

•	references to “initial stockholders” refer to holders of our founder shares prior to our initial public offering; and

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	we are a newly incorporated company with no operating history and no revenues;

•	public stockholders’ lack of opportunity to vote on our proposed business combination;

•	lack of protections normally afforded to investors of blank check companies;

•	our initial stockholders controlling a substantial interest in us;

•	deviation from acquisition criteria and guidelines;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses

•	completing a business combination with a company located in a foreign jurisdiction;

•	issuance of equity and/or debt securities to complete a business combination;

•	lack of working capital;

•	our ability to obtain additional financing to complete our initial business combination;

•	dependence on key personnel;

•	past performance by our management team is not indicative of future performance of an investment in us;

•	conflicts of interest of our sponsor, officers and directors;

•	the delisting of our securities by the NYSE American LLC (the “NYSE American”);

•

the impact of the ongoing COVID-19 pandemic and related risks, the invasion of Ukraine by Russia and resulting sanctions, and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases);

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

•

The NYSE American may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

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

•	A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions.

•

If we are deemed to be an investment company for purposes of the Investment Company Act of 1940, as amended (the “Investment Company Act”), we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate an initial business combination and liquidate.

•

If we instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash in order to seek to mitigate the risk that we could be deemed to be an investment company for purposes of the Investment Company Act, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount the public shareholders would receive upon any redemption or our liquidation.

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

Transaction costs amounted to $6,008,471, consisting of $5,502,000 in underwriting discounts and commissions and $506,471 for other costs and expenses related to our initial public offering. In addition, the underwriters of our initial public offering agreed to defer $9,628,500 in underwriting commissions, which amount will be payable upon consummation of our initial business combination, if consummated. As of December 31, 2022, we had $250,453 in our operating bank accounts, $278,782,399 in cash and marketable securities held in the trust account and a working capital deficit of $200,719.

Our units began trading on September 28, 2021 on the New York Stock Exchange (the “NYSE”) under the symbol “BACA.U.” Commencing on November 18, 2021, the Class A common stock and warrants comprising the units began separate trading on the NYSE under the symbols “BACA” and “BACA WS,” respectively. We received approval to transfer the listing of our Class A common stock from the NYSE to the NYSE American on March 1, 2023 and on March 13, 2023, our Class A common stock began trading on the NYSE American under the symbol “BACA.” Following the notice of delisting and suspension of trading of our warrants by the NYSE, effective February 3, 2023, our warrants are trading on the OTC Market under the symbol “BACA WS.” In addition, in connection with the transfer, effective March 13, 2023, any remaining units were mandatorily separated into its component parts and the units are no longer traded on the NYSE.

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

We believe that the following differentiated value propositions will allow us to bring to the public market a highly attractive business:

•

Proprietary Sourcing Capabilities: Our network of deep relationships with CEOs, founders, boards of directors and private equity sponsors provides us with a differentiated avenue for sourcing target businesses;

•

Proven Experience in Consummating Transactions: We believe that our extensive M&A experience, with a distinct reputation for navigating transaction complexities, is a significant advantage. Our team has demonstrated the ability to negotiate and structure transactions, evaluate corporate strategies, access growth capital, and develop appropriate capital structures;

•

Extensive Understanding of Capital Markets and Public Market Investors: We have significant experience in formulating a variety of structures for companies across a number of industries. Much of this structuring capability is based on familiarity with the key performance indicators and growth metrics of companies in our target industries;

•	Significant Software and Technology-enabled Services Investment Experience: We have extensive experience in analyzing attractive companies in our target sectors

If we elect to pursue an investment outside of those industries, our management’s expertise related to those industries may not be directly applicable to its evaluation or operation.

Business Combination Criteria

We seek to merge with a private company operating in the software and technology-enabled services sector with recurring/predictable revenue and the prospect for high free cash flow conversion at scale. We expect to focus on businesses with as many of the following characteristics as possible:

•

Passionate Management: We are drawn to teams that “live and breathe” their end-markets and have a unique understanding for the current and future needs of their clients. We recognize that execution capability is critical and look for teams with demonstrable past success;

•

Large and Growing End Markets: We seek to identify businesses that are solving problems in large and growing markets. We focus primarily on the products / services that the business currently offers and are careful to not be influenced by “blue-sky” opportunities (though we view their credible presence as upside);

•

Resilient Barriers to Entry: We seek established and emerging market leaders with defensible and self-reinforcing competitive advantages such as high switching costs, network effects, proprietary data / integrations and learning effects;

•

Mission-Critical Offerings: For us, an ideal business demonstrates low price elasticity, though we are careful to make sure that it is not over-earning / rent-seeking. We especially like products and services that provide high value at a low nominal cost; we believe this represents pricing power;

•	Organic Volume Growth: We prefer businesses that have historically driven growth through volume; we look to isolate pricing from overall revenue growth;

•	Attractive Unit Economics: We analyze unit economics in order to identify businesses with long- term strong free cash flow generation potential at scale;

•

A Well-Defined Corporate Culture: We believe that companies are built by teams, not individuals; much of the value of exceptional leaders lies in their ability to cultivate a strong, defined and evolving corporate culture which can be used to attract and retain talent. Key attributes include accountability, ethics, empowerment, transparency and diversity of thought; and

•

Potential to Benefit from Our Expertise: We will rely on our advisory heritage to assist management in identifying, negotiating, financing and structuring transactions including acquisition and/or capital raises to support and accelerate long-term growth.

We believe we can enhance the value proposition of a business combination through, among other things:

•

Growth Strategies: We can assist the company in developing and executing organic and inorganic growth strategies, including operational and management enhancements, as well as identifying and executing on acquisitions;

•

Capital Formation: We can continually monitor capital markets and advise on opportunities to optimize capital structure and transition the company’s investor base to fundamental, long-term holders; and

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

Initial Business Combination

The NYSE American listing rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the assets held in the trust account (excluding any deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% fair market value test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, with respect to the satisfaction of such criteria. Additionally, pursuant to the NYSE American rules, any initial business combination must be approved by a majority of our independent directors. Notwithstanding the foregoing, if we are not listed on the NYSE American at the time of our initial business combination, these rules will not be applicable to us.

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

On March 2, 2023, we filed with the SEC a Current Report on Form 8-A with respect to the registration of our securities on the NYSE American. Commencing on March 13, 2023, our Class A common stock began trading on the NYSE American under the ticker symbol “BACA,” and effective February 3, 2023, our warrants are trading on the OTC Market under the symbol “BACA WS.”

Following the transfer of our listing from the NYSE to the NYSE American, we intend to continue to file the same periodic reports and other information we currently file with the SEC.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding shares of our common stock do not approve of the business combination we consummate.

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

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate an initial business combination could be materially and adversely affected. Furthermore, we may be unable to complete an initial business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for an initial business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 (including variant mutations of the virus) and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate an initial business combination or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent upon its ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by negative impacts on the global economy, capital markets or other geopolitical conditions resulting from the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities.

The United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe. The United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

In addition, the invasion of Ukraine by Russia and Belarus, and the impact of sanctions against Russia, Belarus, and related individuals and entities and the potential for retaliatory acts, could result in increased cyber-attacks against U.S. companies.

Inflation could adversely affect our business and results of operations.

While inflation in the United States and global markets has been relatively low in recent years, during 2021 and 2022, the economy in the United States and global markets encountered a material increase in the level of inflation. The impact of the COVID-19 pandemic, geopolitical developments such as the Russia-Ukraine conflict and global supply chain disruptions continue to increase uncertainty in the outlook of near-term and long-term economic activity, including whether inflation will continue and how long, and at what rate. Increases in inflation raise our costs for commodities, labor, materials and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, along with the uncertainties surrounding the COVID-19 pandemic, geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly or dilutive for us to secure additional financing. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows.

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

The NYSE American listing rules and our amended and restated certificate of incorporation require that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any taxes payable) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies that we may complete a business combination with. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account, which may be less than $10.00 per share.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by March 30, 2023 (18 months from the closing of our initial public offering). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation. On March 1, 2023, we filed a Preliminary Proxy Statement on Schedule 14A (the “Preliminary Schedule 14A”) relating to a special meeting of stockholders that is anticipated to be held on March 28, 2023 to approve an amendment to our amended and restated certificate of incorporation which would, if implemented, allow us to extend the date by which we have to consummate an initial business combination from March 30, 2023 to September 30, 2023 or such earlier date as determined by our board of directors (such proposal, the “Charter Amendment Proposal”). We cannot guarantee that our stockholders will approve the Charter Amendment Proposal.

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

If we have not completed our initial business combination within such time period or during any extension period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. See “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein. On March 1, 2023, we filed the Preliminary Schedule 14A relating to a special meeting of stockholders that is anticipated to be held on March 28, 2023 to approve an amendment to our amended and restated certificate of incorporation which would, if implemented, allow us to extend the date by which we have to consummate an initial business combination from March 30, 2023 to September 30, 2023 or such earlier date as determined by our board of directors. We cannot guarantee that our stockholders will approve the Charter Amendment Proposal.

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

Recently, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into business combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

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

Recently, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

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

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate an initial business combination and liquidate.

On March 30, 2022, the SEC issued proposed rules relating to certain activities of special purpose acquisition companies (“SPACs”) (the “SPAC Rule Proposals”), relating to, among other things, circumstances in which SPACs could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a Current Report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC. It is possible that a claim could be made that we have been operating as an unregistered investment company. This risk may be increased if we continue to hold the funds in the trust account in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, rather than instructing the trustee to liquidate the securities in the trust account and hold the funds in the trust account in cash.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate. If we are required to liquidate, our stockholders would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

If we instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash in order to seek to mitigate the risk that we could be deemed to be an investment company for purposes of the Investment Company Act, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount the public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct the trustee with respect to the trust account to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of an initial business combination or liquidation of the Company. Following such liquidation of the securities held in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount the public shareholders would receive upon any redemption or liquidation of the Company.

The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time and instead hold all funds in the trust account in cash, which would further reduce the dollar amount the public shareholders would receive upon any redemption or liquidation of the Company.

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

On March 30, 2022, the SEC issued the SPAC Rule Proposals that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporation Law (the “DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 18th month from the closing of our initial public offering (or the end of any extension period) in the event we do not complete our initial business combination and, therefore, we do not intend to comply with those procedures.

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

In accordance with the NYSE American corporate governance requirements, we are not required to hold an annual meeting of stockholders until no later than one year after our first fiscal year end following our listing on the NYSE American. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

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

Our amended and restated certificate of incorporation will authorize the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of March 24, 2023, there are 34,387,500 shares of our common stock outstanding, consisting of 30,490,000 shares of Class A common stock and 3,897,500 shares of Class B common stock. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, initially at a one-for-one ratio but subject to adjustment.

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

Although we believe that the net proceeds of the initial public offering and the sale of the private placement warrants will represent sufficient equity capital to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon a proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our sponsor, officers, directors or stockholders or any of their respective affiliates is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after the initial public offering), a conflict of interest may arise in determining whether a particular target business is appropriate for our initial business combination.

On June 25, 2021, our sponsor purchased an aggregate of 7,187,500 founder shares for an aggregate purchase price of $25,000, or $0.004 per share. In September 2021, our sponsor transferred an aggregate of 25,000 founder shares (for a total of 125,000 founder shares) to each of our independent directors and our special advisor at their original purchase price. Subsequently, on September 30, 2021, our sponsor sold an aggregate of 1,872,159 founder shares to the anchor investors at their original purchase price. Following the expiration of the underwriter’s over-allotment option, on November 12, 2021 our sponsor forfeited 310,000 founder shares resulting in 6,877,500 outstanding as of December 31, 2022. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has purchased an aggregate of 7,502,000 private placement warrants for an aggregate purchase price of $7,502,000, or $1.00 per warrant, that will also be worthless if we do not complete our initial business combination.

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

Since only holders of our Class B common stock will have the right to vote on the election of directors, upon the listing of our shares on the NYSE American, the NYSE American may consider us to be a “controlled company” within the meaning of the NYSE American rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Since only holders of our Class B common stock have the right to vote on the election of directors prior to our initial business combination, the NYSE American may consider us to be a “controlled company” within the meaning of the NYSE American corporate governance standards. Under the NYSE American corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of ‘independent directors,’ as defined under the rules of the NYSE American;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE American, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE American corporate governance requirements.

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

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to U.S. GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations (each, a “covered corporation”). Because our securities are trading on the NYSE American, we are a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IRA applies only to repurchases that occur after December 31, 2022.

Since we have not consummated an initial business combination before December 31, 2022, any redemption or other repurchase that occurs after December 31, 2022 may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with our initial business combination, (ii) the nature and amount of the equity issued in connection with our initial business combination (or otherwise issued not in connection with our initial business combination but issued within the same taxable year of our initial business combination), and (iii) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete our initial business combination.

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

NYSE American may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Class A common stock is listed on the NYSE American. We cannot assure you that our securities will continue to be listed on the NYSE American in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE American prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in stockholders equity and a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE American’s initial listing requirements, which are more rigorous than the NYSE American’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE American. For instance, our stock price would generally be required to be at least $3.00 per share our total market capitalization would be required to be at least $75.0 million, the aggregate market value of publicly held shares would be required to be at least $20.0 million and we would be required to have at least 400 shareholders upon the consummation of our initial business combination. We may not be able to meet those initial listing requirements at that time.

If NYSE American delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Class A common stock will qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE American, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

A market for our securities may not fully develop or be sustained, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the COVID-19 pandemic, the invasion of Ukraine by Russia and resulting sanctions, and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases). An active trading market for our securities may not fully develop or be sustained. Additionally, if our securities become delisted from the NYSE American for any reason, and are quoted on the OTC Pink Sheets, an inter-dealer automated quotation system for equity securities not listed on a national exchange, the liquidity and price of our securities may be more limited than if we were listed on the NYSE American or another national exchange. You may be unable to sell your securities unless a market can be fully developed and sustained.

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

Class A common stock held by public stockholders	30,490,0000 shares
Class B common stock held by our initial stockholders	3,897,500 shares
Total shares of common stock	34,387,500 shares
Total funds in trust at the initial business combination	$275,100,000
Public stockholders’ investment per share of Class A common stock(1)	$10.00
Our initial stockholders’ investment per share of Class B common stock(2)	$0.004
Implied value per share of Class A common stock upon the initial business combination(3)	$8.00

(1)	While the public stockholders’ investment is in both the public shares and the public warrants, for purposes of this table the full investment amount is ascribed to the public shares only.
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

We have 21,257,000 warrants outstanding (including the 13,755,000 warrants included in the units and the 7,502,000 private placement warrants) in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815-40. We currently account for these warrants as a warrant liability, which means that we record them at fair value upon issuance with any changes in fair value each period reported in earnings. Our valuation model utilizes inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which such warrants can be settled. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities. In addition, potential targets may seek a business combination partner that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently maintain our principal executive offices at 667 Madison Avenue, 18th Floor, New York, New York 10065. Our executive offices are provided to us by our sponsor. The cost for this space is included in the $10,000 per month fee our sponsor began charging us for office space, secretarial and administrative support commencing on September 28, 2021 pursuant to a letter agreement between us and our sponsor. We consider our current office space adequate for our current operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our units began trading on September 28, 2021 on the NYSE under the symbol “BACA.U.” Commencing on November 18, 2021, the Class A common stock and warrants comprising the units began separate trading on the NYSE under the symbols “BACA” and “BACA WS,” respectively. On March 1, 2023, we received approval to transfer the listing of our Class A common stock from the NYSE to the NYSE American and on March 13, 2023, our Class A common stock began trading on the NYSE American under the symbol “BACA.” Following notice of delisting and suspension of trading of our warrants by the NYSE, effective February 3, 2023, our warrants are trading on the OTC Market under the symbol “BACA WS.” In addition, in connection with the transfer, effective March 13, 2023, any remaining units were mandatorily separated into its component parts and the units are no longer traded on the NYSE.

On March 10, 2023, 2,980,000 shares of Class B common stock held by our sponsor were converted into 2,980,000 shares of Class A common stock on a one-for-one basis. As of March 13, 2023, there were 34,387,500 shares of our common stock issued and outstanding, consisting of 30,490,000 shares of Class A common stock and 3,897,500 shares of Class B common stock.

Holders of Record

On March 15, 2023, there were two holders of record of our Class A common stock, 36 holders of record of our Class B common stock and two holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

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

Our units began trading on September 28, 2021 on the NYSE under the symbol “BACA.U.” Commencing on November 18, 2021, the Class A common stock and warrants comprising the units began separate trading on the NYSE under the symbols “BACA” and “BACA WS,” respectively. On March 1, 2023, we received approval to transfer the listing of our Class A common stock from the NYSE to the NYSE American and on March 13, 2023, our Class A common stock began trading on the NYSE American under the symbol “BACA.” Following notice of delisting and suspension of trading of our warrants by the NYSE, effective February 3, 2023, our warrants are trading on the OTC Market under the symbol “BACA WS.” In addition, in connection with the transfer, effective March 13, 2023, any remaining units were mandatorily separated into its component parts and the units are no longer traded on the NYSE.

On March 1, 2023, we filed the Preliminary Schedule 14A relating to a special meeting of stockholders that is anticipated to be held on March 28, 2023 to approve the Charter Amendment Proposal which would, if implemented, allow us to extend the date by which we have to consummate an initial business combination from March 30, 2023 to September 30, 2023 or such earlier date as determined by our board of directors. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement, our capital stock, debt or a combination of cash, stock and debt. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

On March 21, 2023, we filed with the SEC a Current Report on Form 8-K relating to the entry into a non-redemption agreement (the “Non-Redemption Agreement”) with the sponsor, one or more unaffiliated third party or parties in exchange for such third party or third parties agreeing not to redeem an aggregate of 1,959,269 shares of our Class A common stock, sold in our initial public offering (the “Non-Redeemed Shares”) at the special meeting of stockholders discussed above. In exchange for the foregoing commitments not to redeem such shares, our sponsor has agreed to transfer to such third party or third parties an aggregate of 489,819 shares of our Class A common stock held by the sponsor immediately following consummation of an initial business combination if they continue to hold such Non-Redeemed Shares through the special meeting. The Non-Redemption Agreement is not expected to increase the likelihood that the Charter Amendment Proposal is approved by our stockholders but will increase the amount of funds that remain in our trust account following the special meeting.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 1, 2021 (inception) through December 31, 2022 were organizational activities and those necessary to prepare for our initial public offering, and since our initial public offering, our activity has been limited to identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the year ended December 31, 2022, we had net income of $10,923,646, which consists of operating costs of $(1,622,628), income tax expense of $749,165 offset by interest income of $3,867,960 and change in fair value of derivative warrant liabilities of $9,427,479.

For the period from June 1, 2021 (inception) through December 31, 2021, we had net income of $8,323,175, which consists of operating costs of $(392,746), offset by interest earned on marketable securities held in the trust account of $5,128 and offering costs associated with derivative warrant liabilities of $(1,780,157) and change in fair value of derivative warrant liabilities of $10,490,950.

Liquidity and Capital Resources

As of December 31, 2022 and 2021, we had cash of $250,453 and $670,762, respectively. Until the consummation of our initial public offering, our only source of liquidity was an initial purchase of founder shares by our sponsor and loans from our sponsor.

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

For the year ended from December 31, 2022, cash used in operating activities was $608,729. Net income of $10,923,646 was affected by interest earned on marketable securities held in the trust account of $(3,865,691), change in fair value of derivative warrant liabilities of $(9,427,479) and changes in operating and liabilities, which provided $1,760,795 of cash from operating activities.

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

As of December 31, 2022 and 2021, respectively, we had cash and marketable securities held in the trust account of $278,782,399 and $275,775,890. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions and income taxes payable), to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022 and 2021, respectively, we had cash of $250,453 and $670,762 outside of the trust account. We intend to use the funds held outside of the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022 and 2021.

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

Common Stock Subject to Possible Redemption

We account for our shares of common stock subject to possible redemption in accordance with ASC Topic 480, “Distinguishing Liabilities from Equity.” In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within our control require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.

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

Evaluation of Disclosure Controls and Procedures

As of the fiscal year ended December 31, 2022, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our principal executive officer and principal financial and accounting officer. Based upon that evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of the end of such fiscal year, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the management of the registrant, including our principal executive officer and principal financial and accounting officer, to allow timely decisions regarding required disclosure.

It should also be noted that our principal executive officer and principal financial and accounting officer believe that our disclosure controls and procedures provide a reasonable assurance that they are effective, they do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our system of internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based upon criteria in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Title
Jeffrey Berenson	72	Chairman of the Board of Directors
Mohammed Ansari	48	Chief Executive Officer and Director
Amir Hegazy	36	Chief Financial Officer
David Panton	51	Director
Carl Ferenbach	80	Independent Director
Kay Kapoor	59	Independent Director
Ronald Kasner	50	Independent Director
Gal Munda	39	Independent Director

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

David Panton, Director

Dr. Panton has served as one of our directors since our inception in June 2021. He currently serves as the Chairman of Panton Equity Partners, LLC, a private family office which he founded in June 2012. Since May 2020, Dr. Panton has been the managing partner of Navigation Capital Partners SPAC Opportunity Partners, LLC, an investment firm focused on building a diversified portfolio of investments in SPACs utilizing three strategies: providing sponsor capital, leading investments in SPAC initial public offerings, and investing in PIPEs for SPACs. Navigation Capital’s SPAC team recruits CEOs to lead SPACs through its SPAC-in-a-Box® operating system to streamline the SPAC IPO process. In February 2002, Dr. Panton co-founded Navigation Capital Partners LP, an Atlanta-based private equity firm that has made growth and buyout investments. In partnership with Goldman Sachs, its portfolio includes investments in many operating companies.

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

Audit Committee

Our audit committee consists of Gal Munda (chair), Kay Kapoor and Carl Ferenbach, each of whom is an independent director under the rules of the NYSE American and under Rule 10-A-3(b)(1) of the Exchange Act. Under the NYSE American listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each member of the audit committee is financially literate and our board of directors has determined that Gal Munda qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise. The audit committee’s duties, which are specified in our audit committee charter, include, but are not limited to:

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Carl Ferenbach (chair), Kay Kapoor and Ronald Kasner, each of whom is an independent director under the rules of the NYSE American. Under the NYSE American listing standards, we are required to have a nominating committee composed entirely of independent directors. The nominating and corporate governance committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating and corporate governance committee considers persons identified by its members, management, stockholders, investment bankers and others. The nominating and corporate governance committee’s duties, which are specified in our nominating and corporate governance committee charter, include, but are not limited to:

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

Compensation Committee

Our compensation committee consists of Kay Kapoor (chair), Gal Munda and Ronald Kasner, each of whom is an independent director under the rules of the NYSE American. Under the NYSE American listing standards, we are required to have a compensation committee composed entirely of independent directors. The compensation committee’s duties, which are specified in our compensation committee charter, include, but are not limited to:

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

Our Compensation Committee Charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other advisor and will be directly responsible for the appointment, compensation and oversight of the work of any such advisor. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other advisor, the compensation committee will consider the independence of each such advisor, including the factors required by the NYSE American and the SEC.

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

Our board of directors has also adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE American that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning.

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

Based solely upon a review of such forms furnished to us during the most recent fiscal year, or written representations that no Forms 5 were required, we believe that that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2022.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 24, 2023, by:

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

We have based our calculation of the percentage of beneficial ownership on 34,387,500 shares of common stock outstanding on March 24, 2023, consisting of 30,490,000 shares of Class A common stock and 3,897,500 shares of Class B common stock.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
Berenson SPAC Holdings I, LLC(2)(3)	2,980,000	9.8%	1,900,341	48.8%	14.2%
Jeffrey Berenson(2)(3)	2,980,000	9.8%	1,900,341	48.8%	14.2%
David Panton(4)	—	—	—	—	—
Mohammed Ansari(4)	—	—	—	—	—
Amir Hegazy(4)	—	—	—	—	—
Carl Ferenbach(2)(4)	—	—	25,000	*	*
Kay Kapoor(2)	—	—	25,000	*	*
Ronald Kasner(2)	—	—	25,000	*	*
Gal Munda(2)	—	—	25,000	*	*
All directors and executive officers as a group (eight individuals)	2,980,000	9.8%	2,000,341	51.3%	14.5%
RiverNorth Capital Management, LLC(5)	2,475,000	8.1%	—	—	7.2%
Radcliffe Capital Management, L.P.(6)	2,299,801	7.5%	—	—	6.7%
Polar Asset Management Partners Inc.(7)	2,215,673	7.3%	—	—	5.9%
Farallon Partners, L.L.C. (8)	2,475,000	8.1%	187,500	4.8%	9.6%

*	Less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 667 Madison Avenue, 18th Floor, New York, New York 10065.
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
(6)

Based on an Amendment No. 2 to Schedule 13G filed with the SEC on February 14, 2023 by Radcliffe Capital Management, L.P., RGC Management Company, LLC, Steven B. Katznelson, Christopher Hinkel, Radcliffe SPAC Master Fund, L.P. and Radcliffe SPAC GP, LLC (collectively, the “Radcliffe Reporting Persons”), beneficial ownership of these shares is shared among the Radcliffe Reporting Persons. The business address of the Radcliffe Reporting Persons is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004.

(7)

Based on an Amendment No. 1 to Schedule 13G filed with the SEC on February 10, 2023 by Polar Asset Management Partners Inc., which serves as the investment advisor to Polar Multi-Strategy Master Fund (“PMSMF”) with respect to the shares directly held by PMSMF. The business address of Polar Asset Management Partners Inc. is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(8)

Based on an Amendment No. 2 to Schedule 13G filed with the SEC on January 31, 2023 by Farallon Capital Partners, L.P. (“FCP”), Farallon Capital Institutional Partners, L.P. (“FCIP”), Farallon Capital Institutional Partners II, L.P. (“FCIP II”), Farallon Capital Institutional Partners III, L.P. (“FCIP III”), Four Crossings Institutional Partners V, L.P. (“FCIP V”), Farallon Capital Offshore Investors II, L.P. (“FCOI II”), Farallon Capital F5 Master I, L.P. (“F5MI”), Farallon Capital (AM) Investors, L.P. (“FCAMI”) (collectively, the “Farallon Funds”), with respect to the securities held directly by each respective fund. Farallon Partners, L.L.C. (the “Farallon GP”), as the general partner of each of FCP, FCIP, FCIP II, FCIP III, FCOI II and FCAMI, and as the sole member of the FCIP V General Partner, may be deemed to be a beneficial owner of the shares held by the Farallon Funds other than F5MI. Farallon Institutional (GP) V, L.L.C. (the “FCIP V General Partner”), as the general partner of FCIP V, may be deemed to be a beneficial owner of the shares held by FCIP V. Farallon F5 (GP), L.L.C. (the “F5MI General Partner”), as the general partner of F5MI, may be deemed to be a beneficial owner of the shares held by F5MI. Each of Joshua J. Dapice, Philip D. Dreyfuss, Michael B. Fisch, Richard B. Fried, Varun N. Gehani, Nicolas Giauque, David T. Kim, Michael G. Linn, Rajiv A. Patel, Thomas G. Roberts, Jr., Edric C. Saito, William Seybold, Daniel S. Short, Andrew J. M. Spokes, John R. Warren, and Mark C. Wehrly (collectively, the “Farallon Individual Reporting Persons”), as a managing member or senior managing member, as the case may be, of the Farallon GP, and as a manager or senior manager, as the case may be, of the FCIP V General Partner and the F5MI General Partner, in each case with the power to exercise investment discretion, may be deemed to be a beneficial owner of the shares held by the Farallon Funds. Each of the Farallon GP, the FCIP V General Partner, the F5MI General Partner and the Farallon Individual Reporting Persons hereby disclaims any beneficial ownership of any such shares. The business address of each of these reporting persons is c/o Farallon Capital Management, L.L.C., One Maritime Plaza, Suite 2100, San Francisco, California 94111.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On June 25, 2021, we issued 7,187,500 founder shares to our sponsor for an aggregate purchase price of $25,000, or approximately $0.004 per share. On September 15, 2021, our sponsor transferred an aggregate of 25,000 founder shares to each of our independent directors and our special advisor (for a total of 125,000 founder shares) for their original purchase price. Subsequently, on September 30, 2021, our sponsor sold an aggregate of 1,872,159 founder shares to the anchor investors at their original purchase price. Following the expiration of the underwriter’s over-allotment option, on November 12, 2021 our sponsor forfeited 310,000 founder shares, so that our initial stockholders continue to own 20% of our issued and outstanding shares of common stock after our initial public offering, described below. At December 31, 2022 there were 6,877,500 founder shares issued and outstanding.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors will loan us funds as may be required. If we complete our initial business combination, we expect to repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of December 31, 2022 there were no amounts outstanding under any working capital loans.

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

Director Independence

The NYSE American listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Carl Ferenbach, Kay Kapoor, Ronald Kasner and Gal Munda is an “independent director” as defined in the NYSE American listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services

Grant Thornton LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Grant Thornton LLP for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Grant Thornton LLP in connection with regulatory filings. The aggregate fees billed by Grant Thornton LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from June 1, 2021 (inception) through December 31, 2021 totaled $104,940 and totaled $76,850 for the year ended December 31, 2022. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings, issuance of comfort letters, consents and related services in connection with our initial public offering.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Grant Thornton LLP for consultations concerning financial accounting and reporting standards during the period from June 1, 2021 (inception) through December 31, 2021 or for the year ended December 31, 2022.

Tax Fees. We did not pay Grant Thornton LLP for tax planning and tax advice for the period from June 1, 2021 (inception) through December 31, 2021 or for the year ended December 31, 2022.

All Other Fees. We did not pay Grant Thornton LLP for other services for the period from June 1, 2021 (inception) through December 31, 2022 or for the year ended December 31, 2022.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

None.

(3)	Exhibits: Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*); all exhibits not so designated are incorporated by reference to a prior SEC filing as indicated.

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Company

3.2(2)	Bylaws

4.1(2)	Specimen Unit Certificate

4.2(2)	Specimen Class A Common Stock Certificate

4.3(2)	Specimen Warrant Certificate

4.4(1)	Warrant Agreement, dated September 27, 2021, between the Company and Continental Stock Transfer & Trust Company

4.5(3)	Description of Securities

10.1(2)	Promissory Note, dated June 21, 2021, issued to Berenson SPAC Holdings I, LLC

10.2(2)	Subscription Agreement for Founder Shares, dated June 25, 2021, between the Company and Berenson SPAC Holdings I, LLC

10.3(1)	Letter Agreement, dated September 27, 2021, by and among the Company, Berenson SPAC Holdings I, LLC, and each of the executive officers, directors and initial stockholders of the Company

10.4(1)	Investment Management Trust Agreement, dated September 27, 2021, between the Company and Continental Stock Transfer & Trust Company

10.5(1)	Registration Rights Agreement, dated September 27, 2021, among the Company, Berenson SPAC Holdings I, LLC and certain security holders

10.6(1)	Private Placement Warrants Subscription Agreement, dated September 27, 2021, between the Company and Berenson SPAC Holdings I, LLC

10.7(1)	Administrative Services Agreement, dated September 27, 2021, between the Company and Berenson SPAC Holdings I, LLC

10.8(2)	Form of Indemnity Agreement

10.9(1)	Underwriting Agreement, dated September 27, 2021, by and among the Company, BofA Securities, Inc. and Wells Fargo Securities, LLC

10.10(4)	Form of Non-Redemption Agreement, dated March 20, 2023, by and among the Company, Berenson SPAC Holdings I, LLC, and certain investors

Exhibit No.	Description

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K (File No. 001-40843), filed with the SEC on October 1, 2021.
(2)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-259470), filed with the SEC on September 10, 2021.
(3)	Incorporated by reference to an exhibit to the Company’s Annual Report on Form 10-K (File No. 001-40843), filed with the SEC on March 31, 2022.
(4)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K (File No. 001-40843), filed with the SEC on March 21, 2023.

Item 16. Form 10-K Summary

Not applicable.

BERENSON ACQUISITION CORP. I
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 248)	F-2
Financial Statements:
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from June 1, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Redeemable Common Stock and Stockholders’ Deficit for the year ended December 31, 2022 and for the period from June 1, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from June 1, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7 to F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Berenson Acquisition Corp. I
Opinion on the financial statements
We have audited the accompanying balance sheets of Berenson Acquisition Corp. I (a Delaware corporation) (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in redeemable common stock and stockholders’ deficit, and cash flows for the year ended December 31, 2022 and for the period from June 1, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from June 1, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2021.
New York, New York
March 27, 2023

BERENSON ACQUISITION CORP. I
BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash	$250,453	$670,762
Prepaid expenses and other assets	162,928	413,338

Total current assets	413,381	1,084,100
Prepaid expenses and other assets, net of current portion	—	250,786
Cash held in Trust Account	278,782,399	275,105,128

TOTAL ASSETS	$279,195,780	$276,440,014

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$82,872	$35,194
Accrued expenses	531,228	56,600
Income tax payable	749,165	—
Franchise tax payable	105,438	117,310

Total current liabilities	1,468,703	209,104
Derivative warrant liabilities	850,901	10,278,380
Deferred underwriting fee payable	9,628,500	9,628,500

TOTAL LIABILITIES	11,948,104	20,115,984

Commitments and Contingencies
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 27,510,000 shares issued and outstanding, subject to possible redemption at $10.00 per share	275,100,000	275,100,000

Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,877,500 shares issued and outstanding as of December 31, 2022 and 2021	688	688
Accumulated deficit	(7,853,012)	(18,776,658)

Total stockholders’ deficit	(7,852,324)	(18,775,970)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$279,195,780	$276,440,014

The accompanying notes are an integral part of these financial statements.

BERENSON ACQUISITION CORP. I
STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM JUNE 1, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	For the Year Ended December 31, 2022	For the Period From June 1, 2021 (Inception) Through December 31, 2021
General and administrative expenses	$1,422,628	$275,436
Franchise tax expenses	200,000	117,310

Loss from operations	1,622,628	392,746

Other income (expense)
Interest income	2,269	—
Change in fair value of derivative warrant liabilities	9,427,479	10,490,950
Interest income on trust	3,865,691	5,128
Offering costs associated with derivative warrant liabilities	—	(1,780,157)

Total other income	13,295,439	8,715,921

Net income before income taxes	11,672,811	8,323,175
Income tax expense	(749,165)	—

Net income allocable to common stockholders	$10,923,646	$8,323,175

Weighted average shares outstanding, redeemable Class A common stock	27,510,000	11,623,005

Basic and diluted net income per share, redeemable Class A common stock	$0.32	$0.47

Weighted average shares outstanding, non-redeemable common stock	6,877,500	6,272,582

Basic and diluted net income per share, non-redeemable common stock	$0.32	$0.47

The accompanying notes are an integral part of these financial statements.

BERENSON ACQUISITION CORP. I
STATEMENTS OF CHANGES IN REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM JUNE 1, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	FOR THE YEAR ENDED DECEMBER 31, 2022
			Stockholders’ (Deficit)
	Class A Common Stock Subject to Possible Redemption		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid -In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance - December 31, 2021	27,510,000	$275,100,000	6,877,500	$688	$—	$(18,776,658)	$(18,775,970)
Net income	—	—	—	—	—	10,923,646	10,923,646

Balance - December 31, 2022	27,510,000	$275,100,000	6,877,500	$688	$—	$(7,853,012)	$(7,852,324)

	FOR THE PERIOD FROM JUNE 1, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021
			Stockholders’ (Deficit)
	Class A Common Stock Subject to Possible Redemption		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance - June 1, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Sale of units in initial public offering and overallotment option less allocation to derivative warrant liabilities, gross	27,510,000	261,757,650	—	—	—	—	—
Offering costs		(14,865,920)	—	—	—	—	—
Excess cash received over the fair value of private placement warrants	—	—	—	—	75,020	—	75,020
Excess fair value of founder shares attributable to anchor investors	—	—	—	—	1,009,105	—	1,009,105
Forfeiture of founder shares	—	—	(310,000)	(31)	31	—	—
Deemed dividend to Class A stockholders	—	28,208,270	—	—	(1,108,437)	(27,099,833)	(28,208,270)
Net income	—	—	—	—	—	8,323,175	8,323,175

Balance - December 31, 2021	27,510,000	$275,100,000	6,877,500	$688	$—	$(18,776,658)	$(18,775,970)

The accompanying notes are an integral part of these financial statements.

BERENSON ACQUISITION CORP. I
STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM JUNE 1, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	For the Year Ended December 31, 2022	For the Period From June 1, 2021 (Inception) Through December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,923,646	$8,323,175
Adjustments to reconcile net income to net cash used in operating activities:
Interest from Trust Account	(3,865,691)	(5,128)
Change in fair value of derivative warrant liabilities	(9,427,479)	(10,490,950)
Offering costs associated with derivative warrant liabilities	—	1,780,157
Changes in operating assets and liabilities:
Prepaid expenses and other assets	501,196	(664,124)
Accounts payable	47,678	35,194
Accrued expenses	474,628	56,600
Income tax payable	749,165	—
Franchise tax payable	(11,872)	117,310

Net cash used in operating activities	(608,729)	(847,766)

CASH FLOWS FROM INVESTING ACTIVITIES:
Funds withdrawn from Trust Account	188,420	—
Cash deposited in trust account	—	(275,100,000)

Net cash provided by (used in) investing activities	188,420	(275,100,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from note payable to related party	—	176,000
Repayment of note payable to related party	—	(176,000)
Proceeds received from initial public offering, gross	—	275,100,000
Proceeds received from private placement warrants	—	7,502,000
Offering costs paid	—	(6,008,472)

Net cash provided by financing activities	—	276,618,528

NET (DECREASE) INCREASE IN CASH	(420,309)	670,762

CASH BEGINNING OF PERIOD	670,762	—

CASH END OF PERIOD	$250,453	$670,762

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Deferred underwriting commissions	$—	$9,628,500

Deemed dividend to Class A stockholders	$—	$28,208,270

The accompanying notes are an integral part of these financial statements.

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Berenson Acquisition Corp. I (the “Company”) was incorporated in Delaware on June 1, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses
(a “Business Combination”).
As of December 31, 2022 and 2021, the Company had not commenced any operations. All activity through December 31, 2022 and 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Liquidity, Capital Resources and Going Concern
As of December 31, 2022, the Company had approximately $
250,500
 in cash and working capital deficit of approximately $
201,000
 (without taking into account franchise tax obligations of $
105,438
 or the income taxes payable obligations of $
749,165
 that may be paid using investment income earned in the Trust Account). The Company intends to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial Business Combination.

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
NOTE 2—SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles, generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. In the opinion of management, the financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the year ended December 31, 2022 and for the period from June 1, 2021 (inception) through December 31, 2021 are not necessarily indicative of the results that may be expected in future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.
Cash Held in Trust Account
At December 31, 2022 and 2021, the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At December 31, 2022 and 2021, the Company has not experienced losses on these accounts.
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), approximates the carrying amounts represented in the balance sheet due to their short-term nature.
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
Key ranges of inputs for the valuation models used to calculate the fair value of the Private Placement Warrants were as follows:

	December 31, 2022	December 31, 2021
Implied volatility	2%	12%
Risk-free interest rate	3.99%	1.26%
Exercise price for one share of Class A common stock	$11.50	$11.50
Expected term	5 years	5 years
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
capital and accumulated deficit.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company recorded an aggregate deferred tax asset and corresponding valuation allowance of approximately $570,180 and $117,207 as of December 31, 2022 and 2021, respectively.
FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as general and administrative expenses. The Company included $21,065 in accrued expenses and general and administrative expenses related to underpayment estimated tax penalty as of December 31, 2022. No amounts were accrued for the payment of interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
I
ncome per Share of Common Stock
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
The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	For the Year Ended December 31, 2022	For the Period From June 1, 2021 (Inception) Through December 31, 2021
Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Net income allocable to Class A Common Stock subject to possible redemption	$8,738,917	$5,405,819
Denominator: Weighted Average Class A Common Stock
Basic and diluted weighted average shares outstanding	27,510,000	11,623,005

Basic and diluted net income per share	$0.32	$0.47

Class B Common Stock
Numerator: Net income minus Net Earnings
Net income allocable to Class B Common Stock	$2,184,729	$2,917,356
Denominator: Weighted Average Class B Common Stock
Basic and diluted weighted average shares outstanding	6,877,500	6,272,582

Basic and diluted net income per share	0.32	$0.47

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
Compensation expense related to the Founder Shares (as defined in Note 4 below) is recognized only when the performance condition is probable of occurrence. As of December 31, 2022 and 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest multiplied times the latest modification date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.
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
NOTE 4—RELATED PARTY TRANSACTIONS
Founder Shares
On June 25, 2021, the Sponsor purchased an aggregate of 7,187,500 Founder Shares for an aggregate purchase price of $25,000. In September 2021, the Sponsor transferred an aggregate of 25,000 founder shares (for a total of 125,000 founder shares) to each of its independent directors and special advisor at their original purchase price. Subsequently, on September 30, 2021, the Sponsor sold an aggregate of 1,872,159 Founder Shares to the anchor investors at their original purchase price. Following the expiration of the underwriter’s over-allotment option, on November 12, 2021 the Sponsor forfeited 310,000 Founder Shares. At
December 31
, 2022 and December 31, 2021, there were 6,877,500 Founder Shares issued and outstanding.

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
Related Party Loans
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company the Working Capital Loans. If the Company completes its Business Combination, it expects to repay any Working Capital Loans out of the proceeds of the Trust Account released to it. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. Up to $1,500,000 of Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of the Working Capital Loans have not been determined and no written agreements exist with respect to such Working Capital Loans. As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loans.
Administrative
Services Agreement
The Company entered into an agreement with the Sponsor pursuant to which, commencing on September 28, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space, secretarial and administrative support. For the year ended December 31, 2022 and the period from June 1, 2021 (inception) through December 31, 2021, the Company incurred $120,000 and $30,000, respectively for these services, which is included in accrued expenses in the accompanying balance sheet and general and administrative expenses in the accompanying statement
s
of operations.

NOTE 5—STOCKHOLDERS’ DEFICIT
Preferred Stock—
The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock—
The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At
Dec
ember 3
1
, 2022 and December 31, 2021, there were 27,510,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and were classified at their redemption value outside of stockholders’ deficit on the balance sheet.
Class
 B Common Stock—
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were 6,877,500 shares of Class B common stock issued and outstanding.
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
NOTE 6—FAIR VALUE MEASUREMENTS
The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet as of December 31, 2022 and December 31, 2021. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of December 31, 2022 and 2021 due to the short maturities of such instruments.

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury Securities held in Trust Account	$278,782,399	$—	$—	$278,782,399

	$278,782,399	$—	$—	$278,782,399

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury Securities held in Trust Account	$275,105,128	$—	$—	$275,105,128

	$275,105,128	$—	$—	$275,105,128

The following table presents information about the Company’s derivative liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$502,058	$—	$—	$502,058
Private Placement Warrants	—	—	348,843	348,843

Total	$502,058	$—	$348,843	$850,901

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$6,602,400	$—	$—	$6,602,400
Private Placement Warrants	—	—	3,675,980	3,675,980

Total	$6,602,400	$—	$3,675,980	$10,278,380

The valuation methodology used in the determination of the fair value of financial instruments for which Level 3 inputs were used at December 31, 2022 and 2021 was a modified Black-Scholes valuation model using inputs such as exercise price, stock price, volatility, term, risk-free rate and dividend yield.
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period.
The following table presents a summary of the changes in fair value of the Public and Private Placement Warrants, a Level 3 liability, measured on a recurring basis as of December 31, 2022.

Warrant liabilities at June 1, 2021 (inception date)	$—
Issuance of private and public warrants	20,769,330
Change in fair value of warrant liabilities	(3,751,000)
Transfer of public warrants to Level 1	(13,342,350)

Private Placement Warrant liabilities at December 31, 2021	3,675,980
Change in fair value of warrant liabilities	(3,327,137)

Private Placement Warrant liabilities at December 31, 2022	$348,843

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
NOTE 8—INCOME TAXES
The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up
costs and are not currently deductible.

The income tax expense consists of the following:

	For the Year Ended December 31, 2022	For the Period From June 1, 2021 (Inception) Through December 31, 2021
Current
Federal	$746,062	$—
State	3,103	—
Deferred tax (benefit)
Federal	(270,770)	(81,400)
State	(182,203)	(35,807)
Valuation allowance	452,973	117,207

Income tax expense	$749,165	$—

The Company’s net deferred tax asset are as follows:

	For the Year Ended December 31, 2022	For the Period From June 1, 2021 (Inception) Through December 31, 2021
Deferred tax assets:
Start-up/Organization costs	$570,180	$93,649
Net operating loss carryforwards	—	23,558
Valuation allowance	(570,180)	(117,207)
Deferred tax asset, net of allowance	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. Operating loss carry forwards approximating $112,000 as of December 31, 2021 was used in 2022 to reduce taxable income. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. At December 31, 2022 and 2021, the valuation allowance was approximately

$570,200 and $117,200, respectively.
A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

	For the Year Ended December 31, 2022	For the Period From June 1, 2021 (Inception) Through December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
Offering costs associated with derivative warrant liabilities	—%	4.5%
Capitalized start-up costs	2.5%	0.7%
Deferred tax benefit expense	(0.1)%	0.3%
Change in fair value of derivative warrant liabilities	(17.0)%	(26.5)%

Income tax expense	6.4%	—%

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERENSON ACQUISITION CORP. I

By:	/s/ Mohammed Ansari
	Name:	Mohammed Ansari
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: March 27, 2023

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

Signature	Title	Date

/s/ Mohammed Ansari	Chief Executive Officer	March 27, 2023
Mohammed Ansari	(Principal Executive Officer)

/s/ Amir Hegazy	Chief Financial Officer	March 27, 2023
Amir Hegazy	(Principal Financial and Accounting Officer)

/s/ Jeffrey Berenson	Chairman of the Board of Directors	March 27, 2023
Jeffrey Berenson

/s/ David Panton	Director	March 27, 2023
David Panton

/s/ Carl Ferenbach	Director	March 27, 2023
Carl Ferenbach

/s/ Kay Kapoor	Director	March 27, 2023
Kay Kapoor

/s/ Ronald Kasner	Director	March 27, 2023
Ronald Kasner

/s/ Gal Munda	Director	March 27, 2023
Gal Munda