Form 10-Q
period 2023-03-31
Berenson Acquisition Corp. I
filed 2023-05-12
CIK 1869673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2023
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
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock , par value $0.0001 per share	BACA	NYSE American LLC
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
of the Exchange Act).    Yes  ☒    No  ☐
As of May 8, 2023, there were 5,590,371 shares of Class A common stock, par value $0.0001 per share, and 3,897,500 shares of Class B common stock, par value $
0.0001
per share, issued and outstanding.

BERENSON ACQUISITION CORP. I

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

BERENSON ACQUISITION CORP. I
Item 1. Condensed Financial Statements.
CONDENSED BALANCE SHEETS
March 31, 2023 (Unaudited) and December 31, 2022

	March 31, 2022
	(Unaudited)	December 31, 2022
ASSETS

CURRENT ASSETS:
Cash	$35,948	$250,453
Prepaid expenses and other assets	110,033	162,928

Total current assets	145,981	413,381
Cash held in Trust Account	28,223,361	278,782,399

TOTAL ASSETS	$28,369,342	$279,195,780

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$97,811	$82,872
Accrued expenses	850,078	531,228
Income tax payable	1,353,068	749,165
Franchise tax payable	50,000	105,438

Total current liabilities	2,350,957	1,468,703
Derivative warrant liabilities	63,771	850,901
Deferred underwriting fee payable	9,628,500	9,628,500

TOTAL LIABILITIES	12,043,228	11,948,104

Commitments and Contingencies
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,610,371 and 27,510,000 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively, subject to possible redemption	21,745,883	275,100,000

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Non-redeemable Class A common stock , $0.0001 par value; 200,000,000 shares authorizes; 2,980,000 shares issued and outstanding March 31, 2023. No shares were issued and outstanding as of December 31, 2022	298	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,897,500 and 6,877,500 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	390	688
Accumulated deficit	(5,420,457)	(7,853,012)

Total stockholders’ deficit	(5,419,769)	(7,852,324)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$28,369,342	$279,195,780

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERENSON ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

	Three months ended March 31, 2023	Three months ended March 31, 2022
General and administrative expenses	$625,558	$380,879
Franchise tax expenses	50,804	50,000

Loss from operations	676,362	430,879

Other income
Interest income	957	—
Interest income on trust	2,924,772	22,452
Change in fair value of derivative warrant liabilities	787,130	4,538,990

Total other income	3,712,859	4,561,442

Net income before income taxes	3,036,497	4,130,563
Income taxes	(603,942)	—

Net income allocable to common stockholders	$2,432,555	$4,130,563

Weighted average shares outstanding, redeemable Class A common stock	27,233,337	27,510,000

Basic and diluted net income per share, redeemable Class A common stock	$0.07	$0.12

Weighted average shares outstanding, non-redeemable common stock	6,877,500	6,877,500

Basic and diluted net income per share, non-redeemable common stock	$0.07	$0.12

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERENSON ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

For the three months ended March 31, 2023
		Stockholders’ Deficit
	Class A Common Stock subject to possible redemption		Non-redeemable Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance - January 1, 2023	27,510,000	$275,100,000	—	$—	6,877,500	$688	$—	$(7,853,012)	$(7,852,324)
Class A shares redeemed	(24,899,629)	$(253,354,117)	—	—	—	—	—	—	—
Class B shares converted to Class A shares	—	—	2,980,000	298	(2,980,000)	(298)	30,246,702	—	30,246,702
Excess fair value of converted Class B shares to Class A shares	—	—	—	—	—	—	(30,246,702)	—	(30,246,702)
Net income	—	—	—	—	—	—	—	2,432,555	2,432,555

Balance - March 31, 2023	2,610,371	$21,745,883	2,980,000	$298	3,897,500	$390	$—	$(5,420,457)	$(5,419,769)

For the three months ended March 31, 2022
		Stockholders’ Deficit
	Class A Common Stock subject to possible redemption		Non-redeemable Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance - January 1, 2022	27,510,000	$275,100,000	—	$—	6,877,500	$688	$—	$(18,776,658)	$(18,775,970)
Net income	—	—	—	—	—	—	—	4,130,563	4,130,563

Balance - March 31, 2022	27,510,000	$275,100,000	—	$—	6,877,500	$688	$—	$(14,646,095)	$(14,645,407)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERENSON ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE 3 MONTHS ENDED MARCH 31, 2023 and 2022

	Three months ended March 31, 2023	Three months ended March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,432,555	$4,130,563
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on trust	(2,924,772)	(22,452)
Change in fair value of derivative warrant liabilities	(787,130)	(4,538,990)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	52,895	132,120
Accounts payable	14,939	(23,017)
Accrued expenses	318,850	184,699
Income tax payable	603,903	—
Franchise tax payable	(55,438)	(67,310)

Net cash used in operating activities	(344,198)	(204,387)

CASH FLOWS FROM INVESTING ACTIVITIES:
Funds withdrawn from trust account to pay franchise and income taxes	129,693	—
Funds withdrawn from Trust account in connection with redemption	253,354,117	—

Net cash provided by investing activities	253,483,810	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Class A common stock	(253,354,117)	—

Net used by financing activities	(253,354,117)	—

NET DECREASE IN CASH	(214,505)	(204,387)

CASH BEGINNING OF PERIOD	250,453	670,762

CASH END OF PERIOD	$35,948	$466,375

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
under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the funds held in the Trust Account will not be released from the Trust Account until the earliest of: (i) the completion of an initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (a) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with the Business Combination or to redeem 100% of its public shares if it does not complete its initial business combination by September 30, 2023 or (b) with respect to any other provision relating to stockholders’ rights or pre-initial
Business Combination activity, and (iii) the redemption of the Company’s public shares if it does not complete its initial business combination by September 30, 2023, subject to applicable law.
The Company initially had until March 30, 2023 to complete a Business Combination, which was extended to September 30, 2023 (the “Combination Period”) after the approval obtained at a special meeting of stockholders held on March 28, 2023 (the “Extension”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem
100
% of the public shares, at a per

BERENSON ACQUISITION CORP. I
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $
100,000
of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we do not complete an initial business combination by the Combination Period.
At the special meeting of stockholders on March 28, 2023 in connection with the Extension, stockholders holding 24,899,629 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $253,354,117 (approximately $10.18 per share), including $4,357,827 of interest earned on the Trust
A
ccount which was not previously used to pay for the Company’s tax obligation, was removed from the Trust Account to pay such holders.
Following the above redemptions, the Company had

5,590,371
Class A Shares outstanding (including the
2,980,000

converted Class B shares and

2,610,371
Public Shares) and the aggregate amount remaining in the Trust Account at March 31, 2023 is $
28,223,361
.
The Public Shares are recorded at their redemption amount and classified as temporary equity at the balance sheet, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”
Liquidity, Capital Resources and Going Concern
As of March 31, 2023, the Company had $35,948 in cash and working capital deficit of $801,908 (without taking into account franchise tax obligations and income tax payable that may be paid using investment income earned in the Trust Account). The Company intends to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial Business Combination.
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

BERENSON ACQUISITION CORP. I
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2—Significant Accounting Policies
Basis of Presentation
The accompanying interim unaudited financial statements are presented in U.S. dollars in conformity with accounting principles, generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, since the accompanying interim unaudited financial statements are condensed, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.
The accompanying interim unaudited financial statements should be read in conjunction with the Form
10-K
as of and for the year ended December 31, 2022.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.
Cash Held in Trust Account
At March 31, 2023 and December 31, 2022, the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At March 31, 2023 and December 31, 2022, the Company has not experienced losses on these accounts.

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
capital and accumulated
deficit.
On March 10, 2023, 2,980,000
Class B common stock were converted into
2,980,000 shares of Class A common stock on a one-for-one basis, in accordance with the charter of the Company. The converted shares were recorded at the fair value of the
Class A common stock on March 10, 2023, or
$10.15
per share, totaling
$30,247,000
. The converted shares have no redemption rights like the Public Shares and are shown separately from the Class A common stock shares subject to redemption in the condensed balance sheet as of March 31, 2023.
On March 28, 2023 in connection with the Extension, stockholders holding 24,899,629 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. Following these redemptions, the Company had 2,610,371 shares
of Class A common stock subject to possible redemption outstanding as of March 31, 2023.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company recorded an aggregate deferred tax asset and corresponding valuation allowance of $782,870 and $570,180 as of March 31, 2023 and December 31, 2022, respectively.
FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as general and administrative expenses. The Company included $21,065 in accrued expenses and general and administrative expenses related to underpayment estimated tax penalty as of December 31, 2022. No amounts were accrued for the payment of interest and penalties as of March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

BERENSON ACQUISITION CORP. I
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Net income allocable to Class A Common Stock subject to possible redemption	$1,942,098	$3,304,450
Denominator: Weighted Average Class A Common Stock
Basic and diluted weighted average shares outstanding	27,233,337	27,510,000

Basic and diluted net income per share	$0.07	$0.12

Non redeemable Common Stock
Numerator: Net income minus Net Earnings
Net income allocable to non-redeemable stock	$490,457	$826,113
Denominator: Weighted Average non-redeemable stock
Basic and diluted weighted average shares outstanding	6,877,500	6,877,500

Basic and diluted net loss per share	$0.07	$0.12

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
Compensation expense related to the Founder Shares (as defined in Note 4 below) is recognized only when the performance condition is probable of occurrence. As of March 31, 2023 and December 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest multiplied times the latest modification date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.
Note 3—Public Offering
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
Note 4—Related Party Transactions
Founder Shares
On June 25, 2021, the Sponsor purchased an aggregate of 7,187,500
Class B shares of common stock (“Founder Shares”) for an aggregate purchase price of

$
25,000
. In September 2021, the Sponsor transferred an aggregate of
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
310,000
Founder Shares.
On March 10, 2023, 2,980,000 Founder Shares were converted
from Class B shares of common stock
into 2,980,000 shares of Class A common stock on a
one-for-one
basis, in accordance with the charter of the Company. At March 31, 2023 and December 31, 202
2
, there were 3,897,500 and 6,877,500
Class B shares of common stock issued and outstanding, respectively.
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
If the Company does not complete a Business Combination by September 30, 2023, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Company’s Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.
Related Party Loans
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Upon the consummation of a Business Combination the Working Capital Loans may be repaid out of the proceeds of the Trust Account released to the Company or, at the lender’s discretion, up to $1,500,000 of the loan balance may be converted into warrants with terms identical to the Private Placement Warrants at a price of $1.00 per warrant. If a Business Combination does not close the Working Capital Loans could only be repaid with funds held outside the Trust Account. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.
Administrative Services Agreement
The Company entered into an agreement with the Sponsor pursuant to which, commencing on September 28, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space, secretarial and administrative support. For the three months ended March 31, 2023 and for the year ended December 31, 2022, the Company incurred $30,000 and $120,000, respectively for these services, which is included in accrued expenses in the accompanying balance sheet and general and administrative expenses in the accompanying statements of operations.

BERENSON ACQUISITION CORP. I
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5—Stockholders’ Deficit

Class
 A Common Stock—
The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. On March 10, 2023, 2,980,000 shares of Class B common stock were converted into
2,980,000
shares of Class A common stock on a

one-for-one
basis, in accordance with the charter of the Company. The converted shares were recorded at the fair value of the Class A common stock on March 10, 2023, or
$
10.15
per share, totaling $
30,247,000
. The Company recorded the 2,980,000 shares at par value of $0.0001, totaling $298 as Class A common stock, with the remaining $30,246,702 recorded as additional paid-in capital.
On
March 28, 2023 in connection with the Extension, stockholders holding 24,899,629 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account.
At March 31, 2023 and December 31, 2022, there were 5,590,371
 a
nd
27,510,000 shares of Class A
common stock issued and outstanding, respectively. As of March 31, 2023,

2,610,371
shares of Class A common stock were subject to possible redemption and were classified at their redemption value outside of stockholders’ deficit on the balance sheet. The other 2,980,000 shares of Class A common stock are non-redeemable shares and are included in stockholders’ deficit as of March 31, 2023.

As of December 31, 2022, all
27,510,000
shares of Class A common stock were subject to possible redemption.
Class
 B Common Stock
—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. On March 10, 2023, 2,980,000 shares of Class B common stock were converted into
2,980,000
shares of Class A common stock on a
one-for-one
basis, in accordance with the charter of the Company. At March 31, 2023 and December 31, 2022, there were
3,897,500 and 6,877,500 shares of Class B common stock issued and outstanding, respectively.
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
Note 6—Fair Value Measurements
The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet as of March 31, 2023 and December 31, 2022. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of March 31, 2023 and December 31, 2022 due to the short maturities of such instruments.

BERENSON ACQUISITION CORP. I
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6—Fair Value Measurements - Continued

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury Securities held in Trust Account	$28,223,371	$—	$—	$28,223,371

	$28,223,371	$—	$—	$28,223,371

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury Securities held in Trust Account	$278,782,399	$—	$—	$278,782,399

	$278,782,399	$—	$—	$278,782,399

The following table presents information about the Company’s derivative liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$41,265	$—	$—	$41,265
Private Placement Warrants	—	22,506	—	22,506

Total	$41,265	$22,506	$—	$63,771

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$502,058	$—	$—	$502,058
Private Placement Warrants	—	—	348,843	348,843
Total	$502,058	$—	$348,843	$850,901
The valuation methodology used in the determination of the fair value of financial instruments for which Level 3 inputs were used at December 31, 2022 was a modified Black-Scholes valuation model using inputs such as exercise price, stock price, volatility, term, risk-free rate and dividend yield. The valuation methodology used at March 31, 2023 was used on quoted prices from a similar financial instrument in an active market.
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period.
The following table presents a summary of the changes in fair value of the Private Placement Warrants, as of March 31, 2023 and December 31, 2022.

Warrant liabilities at December 31, 2021	$3,675,980
Change in fair value of warrant liabilities	(3,327,137)

Private Placement Warrant liabilities at December 31, 2022	$348,843
Transfer of Private Placement Warrant liabilities from Level 3 to Level 2	(22,506)
Change in fair value of warrant liabilities	(326,337)

Private Placement Warrant liabilities at March 31, 2023	$—

BERENSON ACQUISITION CORP. I
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Non-Redemption
Agreement
On March 20, 2023 the Company and the Sponsor entered into a non-redemption
agreement
(“Non-Redemption
Agreement”) with one or more unaffiliated third party or parties in exchange for such third party or third parties agreeing not to redeem an aggregate of 1,959,269 shares of Class A common stock, par value $0.0001 per share, of the Company sold in its initial public offering
(“Non-Redeemed
Shares”) at special meeting with stockholders on March 28, 2023 regarding the Extension. In exchange for the foregoing commitments not to redeem such shares, the Sponsor has agreed to transfer to such third party or third parties an aggregate of 489,819 shares of the Company’s Class A common stock held by the Sponsor immediately following consummation of an initial business combination.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and our Annual Report of Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 27, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on June 1, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (a “Business Combination”). We may pursue an initial Business Combination target in any industry or geographical location.

On September 30, 2021, we consummated our initial public offering of securities (the “Initial Public Offering”) and simultaneous private placement (the “Private Placement”) of private placement warrants to our sponsor, Berenson SPAC Holdings I, LLC, a Delaware limited liability company, (“Sponsor”). We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and Private Placement, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Transfer of Listing

On March 1, 2023, we received approval to transfer the listing of our Class A common stock from the New York Stock Exchange (“NYSE”) to the NYSE American and on March 13, 2023, our Class A common stock began trading on the NYSE American under the symbol “BACA.” Following the notice of delisting and suspension of trading of our warrants by the NYSE, effective February 3, 2023, our warrants are trading on the OTC Market under the symbol “BACA WS.” In addition, in connection with the transfer, effective March 13, 2023, any remaining units were mandatorily separated into its component parts and the units are no longer traded on the NYSE.

Conversion of Class B Ordinary Shares

On March 10, 2023, 2,980,000 shares of Class B shares common stock held by our Sponsor were converted into 2,980,000 shares of Class A common stock on a one-for-one basis. Following the conversion until March 31, 2023, there were 34,387,500 shares of our common stock issued and outstanding, consisting of 30,490,000 shares of Class A common stock and 3,897,500 shares of Class B common stock.

Extension

On March 21, 2023, we filed with the SEC a Current Report on Form 8-K relating to the entry into a non-redemption agreement (the “Non-Redemption Agreement”) with the Sponsor, one or more unaffiliated third party or parties in exchange for such third party or third parties agreeing not to redeem an aggregate of 1,959,269 shares of our Class A common stock, sold in our Initial Public Offering (the “Non-Redeemed Shares”) at the special meeting of stockholders (the “Meeting”). In exchange for the foregoing commitments not to redeem such shares, our Sponsor has agreed to transfer to such third party or third parties an aggregate of 489,819 shares of our Class A common stock held by the Sponsor immediately following consummation of an initial Business Combination if they continue to hold such Non-Redeemed Shares through the Meeting.

On March 28, 2023, at the Meeting, the stockholders approved the following items: (i) a proposal to amend the Company’s amended and restated certificate of incorporation (the “Charter”) to extend the date by which the Company has to consummate a Business Combination (the “Extension”) from March 30, 2023 to September 30, 2023 or such earlier date as determined by the Company’s board of directors (such date, the “Extended Date,” and such proposal, the “Charter Amendment Proposal”) and (ii) an amendment to the trust agreement to change the date on which the trustee thereunder must commence the liquidation of the trust account (the “Trust Account”) to be consistent with the amendment to the Charter contemplated by the Charter Amendment Proposal.

In connection with the votes to approve the Extension, the holders of 24,899,629 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.18 per share, for an aggregate redemption amount of approximately $253.4 million, leaving approximately $26.6 million in the Trust Account. Following the redemption and as of May 8, 2023 there are 5,590,371 shares of Class A common stock issued and outstanding and 3,897,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2023 were organizational activities and those necessary to prepare for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account with Continental Stock Transfer & Trust Company acting as trustee, located in the United States, established for the benefit of our public stockholders. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial Business Combination.

For the three months ended March 31, 2023, we had net income of $2,432,555, which consisted of operating costs of $676,362, interest income of $2,925,729 and change in fair value of derivative warrant liabilities of $787,130.

Liquidity, Capital Resources and Going Concern Until the consummation of our Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B common stock, par value $0.0001 per share by the Sponsor and loans from the Sponsor.

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

For the three months ended March 31, 2023, cash used in operating activities was $344,198. Net income of $2,432,555 was affected by interest income from the trust of $2,924,772 and change in fair value of derivative warrant liabilities of $787,130 and changes in operating assets and liabilities, which provided $935,149 of cash from operating activities.

For the three months ended March 31, 2022, cash used in operating activities was $204,387. Net income of $4,130,563 was affected by interest income on trust of $22,452 and changes in fair value of warrant liability of $4,538,990. Changes in operating assets and liabilities provided $226,492 of cash for operating activities.

As of March 31, 2023, we had cash and marketable securities held in the Trust Account of $28,223,361. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we had cash held outside of the Trust Account of $35,948. We intend to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors will loan us funds as may be required (“Working Capital Loans”). If we complete our Business Combination, we expect to repay any Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. Up to $1,500,000 of Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of the Working Capital Loans have not been determined and no written agreements exist with respect to such Working Capital Loans. As of March 31, 2023, there were no amounts outstanding under any Working Capital Loans.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has evaluated the Company’s liquidity and financial condition and determined that it may not be sufficient to meet the Company’s obligation over the period of twelve months from the issuance date of the financial statements. The Company’s Sponsor has agreed to provide support to enable the Company to continue its operations and meet its potential obligations over a period of one year from the issuance date of these financial statements. Management believes current working capital, and the support from its Sponsor, provides sufficient capital to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of those financial statements and therefore substantial doubt has been alleviated.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023.

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

Public Warrants and Private Placement Warrants

We account for the public warrants and the private placement warrants in accordance with ASC Topic 815—40, Derivatives and Hedging, Contracts in Entity’s Own Equity, under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the statements of operations in the period of change. As of March 31, 2023 the private placement warrants were no longer Level 3 inputs, since a quoted price for a similar instrument was used. As of December 31, 2022, the estimated fair value of the public warrants was determined by their public trading price and the estimated fair value of the private placement warrants was determined using a modified Black-Scholes valuation model using Level 3 inputs such as exercise price, stock price, volatility, term, risk-free rate and dividend yield.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended March 31, 2023. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended on March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 27, 2023 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report.

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

On October 22, 2021, the underwriters of the Initial Public Offering partially exercised their over-allotment option and purchased 2,510,000 additional units at $10.00 per additional unit, generating additional gross proceeds of $25,100,000. In addition, October 22, 2021, simultaneously with the partial exercise of the over-allotment option by the underwriters, the Sponsor purchased an additional 502,000 private placement warrants at $1.00 per private placement warrant, generating additional gross proceeds of $502,000. A total of $25,100,000 of the net proceeds from the sale of such additional units and additional private placement warrants was deposited in the Trust Account established for the benefit of the Company’s public stockholders, with Continental Stock Transfer & Trust Company acting as trustee, bringing the aggregate proceeds held in such Trust Account to $275,100,000.

The foregoing issuances of Founder Shares and private placement warrants were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such issuances.

In connection with the votes to approve the Extension, the holders of 24,899,629 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.18 per share, for an aggregate redemption amount of approximately $253.4 million, leaving approximately $26.6 million in the Trust Account.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of the Company(1)

3.2	Bylaws(2)

10.1	Amendment to the Investment Management Trust Agreement, dated March 28, 2023, by and between Berenson Acquisition Corp. I and Continental Stock Transfer & Trust Company(3)

10.2	Form of Non-Redemption Agreement(4)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2023 and incorporated by reference herein.
(2)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 10, 2021 and incorporated by reference herein.
(3)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2023 and incorporated by reference herein.
(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 21, 2023 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERENSON ACQUISITION CORP. I

Date: May 11, 2023	By:	/s/ Mohammed Ansari
	Name:	Mohammed Ansari
	Title:	Chief Executive Officer

Date: May 11, 2023	By:	/s/ Amir Hegazy
	Name:	Amir Hegazy
	Title:	Chief Financial Officer