Form 10-Q
period 2023-06-30
Berenson Acquisition Corp. I
filed 2023-08-09
CIK 1869673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2023
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
of the Exchange Act).    Yes  ☒    No  ☐
A
s of August 9, 202
3
, there were 5,590,371 shares of Class A common stock, par value $0.0001 per share, and 3,897,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

BERENSON ACQUISITION CORP. I

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

Page
PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements	3

Condensed Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022	3

Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2023 and 2022	4

Unaudited Condensed Statements of Changes in Redeemable Common Stock and Stockholders’ Deficit for the three and six months ended June 30, 2023 and 2022	5

Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2023 and 2022	6

Notes to the Unaudited Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

PART II - OTHER INFORMATION	25

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	27

Item 4. Mine Safety Disclosures	27

Item 5. Other Information	27

Item 6. Exhibits	28

BERENSON ACQUISITION CORP. I

Item 1.	Condensed Financial Statements.
CONDENSED
BALANCE SHEETS
June 30, 2023 (Unaudited) and
December
31, 2022

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$168,156	$250,453
Prepaid expenses and other assets	70,033	162,928

Total current assets	238,189	413,381
Cash held in Trust Account	27,081,496	278,782,399

TOTAL ASSETS	$27,319,685	$279,195,780

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$130,156	$82,872
Accrued expenses	824,320	531,228
Income tax payable	287,544	749,165
Franchise tax payable	20,000	105,438

Total current liabilities	1,262,020	1,468,703
Derivative warrant liabilities	212,570	850,901
Deferred underwriting fee payable	9,628,500	9,628,500

TOTAL LIABILITIES	11,103,090	11,948,104

Commitments and Contingencies
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; of 2,610,371 and 27,510,000 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively, subject to possible redemption	21,745,883	275,100,000

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Non-redeemable Class A common stock, $ 0.0001 par value; 200,000,000 shares authorized; 2,980,000 shares issued and outstanding at June 30, 2023. No shares were issued and outstanding as of December 31, 2022	298	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,897,500 and 6,877,500 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	390	688
Accumulated deficit	(5,529,976)	(7,853,012)

Total stockholders’ deficit	(5,529,288)	(7,852,324)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$27,319,685	$279,195,780

The accompanying notes are an integral part of these
unaudited
condensed financial statements.

BERENSON ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 and 2022

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
General and administrative expenses	$172,166	$421,131	$798,528	$802,010
Franchise tax expenses	50,000	50,000	100,000	100,000

Loss from operations	222,166	471,131	898,528	902,010

Other income
Interest income	3,783	—	4,740	—
Interest income on trust	314,885	375,374	3,239,657	397,826
Change in fair value of derivative warrant liabilities	(148,799)	2,763,410	638,331	7,302,400

Total other income	169,869	3,138,784	3,882,728	7,700,226

Net (loss) income before income taxes	(52,297)	2,667,653	2,984,200	6,798,216
Income taxes	(57,222)	—	(661,164)	—

Net (loss) income allocable to common stockholders	$(109,519)	$2,667,653	$2,323,036	$6,798,216

Weighted average shares outstanding, redeemable Class A common stock	2,610,371	27,510,000	14,921,854	27,510,000

Basic and diluted net (loss) income per share, redeemable Class A common stock	$(0.01)	$0.08	$0.11	$0.20

Weighted average shares outstanding, non-redeemable common stock	6,877,500	6,877,500	6,877,500	6,877,500

Basic and diluted net (loss) income per share, non-redeemable common stock	$(0.01)	$0.08	$0.11	$0.20

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERENSON ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 and 2022

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
			Stockholders’ Deficit
	Class A Common Stock subject to possible redemption		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance - January 1, 2023	27,510,000	$275,100,000	—	$—	6,877,500	$688	$—	$(7,853,012)	$(7,852,324)
Class A shares redeemed	(24,899,629)	(253,354,117)	—	—	—	—	—	—	—
Class B shares converted to Class A shares	—	—	2,980,000	298	(2,980,000)	(298)	30,246,702	—	30,246,702
Excess fair value of converted Class B shares to Class A shares	—	—	—	—	—	—	(30,246,702)	—	(30,246,702)
Net income	—	—	—	—	—	—	—	2,432,555	2,432,555

Balance - March 31, 2023	2,610,371	21,745,883	2,980,000	298	3,897,500	390	—	(5,420,457)	(5,419,769)
Net loss	—	—	—	—	—	—	—	(109,519)	(109,519)

Balance - June 30, 2023	2,610,371	$21,745,883	2,980,000	$298	3,897,500	$390	$—	$(5,529,976)	$(5,529,288)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
			Stockholders’ Deficit
	Class A Common Stock subject to possible redemption		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance - January 1, 2022	27,510,000	$275,100,000	—	$—	6,877,500	$688	$—	$(18,776,658)	$(18,775,970)
Net income	—	—	—	—	—	—	—	4,130,563	4,130,563

Balance - March 31, 2022	27,510,000	275,100,000	—	—	6,877,500	688	—	(14,646,095)	(14,645,407)
Net income	—	—	—	—	—	—	—	2,667,653	2,667,653

Balance - June 30, 2022	27,510,000	$275,100,000	—	$—	6,877,500	$688	—	$(11,978,442)	$(11,977,754)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERENSON ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

	Six months ended June 30, 2023	Six months ended June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,323,036	$6,798,216
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on trust	(3,239,657)	(397,667)
Change in fair value of derivative warrant liabilities	(638,331)	(7,302,400)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	92,895	258,745
Accounts payable	47,284	(25,819)
Accrued expenses	293,092	253,469
Income tax payable	(461,621)	—
Franchise tax payable	(85,438)	(64,968)

Net cash used in operating activities	(1,668,740)	(480,424)

CASH FLOWS FROM INVESTING ACTIVITIES:
Funds withdrawn from trust account to pay franchise and income taxes	1,586,443	—
Funds withdrawn from trust account in connection with redemption	253,354,117	—

Net cash provided by investing activities	254,940,560	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Class A common stock	(253,354,117)	—

Net used by financing activities	(253,354,117)	—

NET DECREASE IN CASH	(82,297)	(480,424)
CASH BEGINNING OF PERIOD	250,453	670,762

CASH END OF PERIOD	$168,156	$190,338

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
As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
The Company initially had until March 30, 2023 to complete a Business Combination, which was extended to September 30, 2023 (the “Combination Period”) after the approval obtained at a special meeting of stockholders held on March 28, 2023 (the “Extension”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the public shares, at a per

BERENSON ACQUISITION CORP. I
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we do not complete an initial business combination by the Combination Period.
At the special meeting of stockholders on March 28, 2023 in connection with the Extension, stockholders holding 24,899,629 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $253,354,117 (approximately $10.18 per share), including $4,357,827 of interest earned on the Trust Account which was not previously used to pay for the Company’s tax obligation, was removed from the Trust Account to pay such holders.
Following the above redemptions, the Company had 5,590,371 Class A Shares outstanding (including the 2,980,000 converted Class B shares and 2,610,371 Public Shares) and the aggregate amount remaining in the Trust Account at June 30, 2023 is $27,081,496.
The Public Shares are recorded at their redemption amount and classified as temporary equity at the balance sheet, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”
Liquidity, Capital Resources and Going Concern
As of June 30, 2023, the Company had $168,156 in cash and working capital deficit of $716,287 (without taking into account franchise tax obligations and income tax payable that may be paid using investment income earned in the Trust Account). The Company intends to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial Business Combination.
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

BERENSON ACQUISITION CORP. I
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2—Significant Accounting Policies
Basis of Presentation
The accompanying interim unaudited financial statements are presented in U.S. dollars in conformity with accounting principles, generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, since the accompanying interim unaudited financial statements are condensed, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.
Cash Held in Trust Account
At June 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At June 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts.

BERENSON ACQUISITION CORP. I
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2—Significant Accounting Policies - Continued

Financial
Instru
ments
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
capital and accumulated deficit.
On March 10, 2023, 2,980,000 Class B common stock were converted into 2,980,000 shares of Class A common stock on a one-for-one
basis, in accordance with the charter of the Company. The converted shares were recorded at the fair value of the Class A common stock on March 10, 2023, or $10.15 per share, totaling $30,247,000. The converted shares have no redemption rights like the Public Shares and are shown separately from the Class A common stock shares subject to redemption in the condensed balance sheet as of June 30, 2023.
On March 28, 2023 in connection with the Extension, stockholders holding 24,899,629 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. Following these redemptions, the Company had 2,610,371 shares of Class A common stock subject to possible redemption outstanding as of June 30, 2023.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company recorded an aggregate deferred tax asset and corresponding valuation allowance of $841,680 and $570,180 as of June 30, 2023 and December 31, 2022, respectively.
FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as general and administrative expenses. The Company included $21,065 in accrued expenses and general and administrative expenses related to underpayment estimated tax penalty as of December 31, 2022. No amounts were accrued for the payment of interest and penalties as of June 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The warrants are exercisable for 21,257,000 shares of Class A common stock in the aggregate.

BERENSON ACQUISITION CORP. I
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Net (loss) income allocable to Class A Common Stock subject to possible redemption	$(30,132)	$2,134,122
Denominator: Weighted Average Class A Common Stock
Basic and diluted weighted average shares outstanding	2,610,371	27,510,000

Basic and diluted net (loss) income per share	$(0.01)	0.08

Non redeemable Common Stock
Numerator: Net (loss) income minus Net Earnings
Net (loss) income allocable to Class B Common Stock	$(79,387)	533,531
Denominator: Weighted Average Class B Common Stock
Basic and diluted weighted average shares outstanding	6,877,500	6,877,500

Basic and diluted net (loss) income per share	$(0.01)	0.08

BERENSON ACQUISITION CORP. I
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Net income allocable to Class A Common Stock subject to possible redemption	$1,590,139	$5,438,573
Denominator: Weighted Average Class A Common Stock
Basic and diluted weighted average shares outstanding	14,921,854	27,510,000

Basic and diluted net income per share	$0.11	0.20

Non redeemable Common Stock
Numerator: Net income minus Net Earnings
Net loss allocable to Class B Common Stock	$732,897	1,359,643
Denominator: Weighted Average Class B Common Stock
Basic and diluted weighted average shares outstanding	6,877,500	6,877,500

Basic and diluted net income per share	$0.11	0.20

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

BERENSON ACQUISITION CORP. I
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2—Sig
nif
icant Accounting Policies - Continued

Compensation expense related to the Founder Shares (as defined in Note 4 below) is recognized only when the performance condition is probable of occurrence. As of June 30, 2023 and December 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest multiplied times the latest modification date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.
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

BERENSON ACQUISITION CORP. I
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4—Related Party Transactions
Founder Shares
On June 25, 2021, the Sponsor purchased an aggregate of 7,187,500 Class B shares of common stock (“Founder Shares”) for an aggregate purchase price of $25,000. In September 2021, the Sponsor transferred an aggregate of 25,000 Founder Shares (for a total of 125,000 shares) to each of its independent directors and special advisor at their original purchase price. Subsequently, on September 30, 2021, the Sponsor sold an aggregate of 1,872,159 Founder Shares to eleven qualified institutional buyers or institutional accredited investors which are not affiliated with the Company, the anchor investors at their original purchase price. Following the expiration of the underwriter’s over-allotment option, on November 12, 2021 the Sponsor forfeited 310,000 Founder Shares.
On March 10, 2023, 2,980,000 Founder Shares were converted from Class B shares
of common stock into 2,980,000 shares of Class A common stock on a one-for-one
basis, in accordance with the charter of the Company. At June 30, 2023 and December 31, 2022, there were 3,897,500 and 6,877,500 Class B shares of common stock issued and outstanding, respectively.
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
Related Party Loans
In addition, in order to fund working capital deficiencies
or
finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans. Upon the consummation of a Business Combination the Working Capital Loans may be repaid out of the proceeds of the Trust Account released to the Company or, at the lender’s discretion, up to $1,500,000 of the loan balance may be converted into warrants with terms identical to the Private Placement Warrants at a price of $1.00 per warrant. If a Business Combination does not close the Working Capital Loans could only be repaid with funds held outside the Trust Account. As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.
Administrative Services Agreement
The Company entered into an agreement with the Sponsor pursuant to which, commencing on September 28, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space, secretarial and administrative support. For the three and six months ended June 30, 2023, the Company incurred $30,000 and $60,000, respectively for these services, which is included in accrued expenses in the accompanying balance sheet and general and administrative expenses in the accompanying statements of operations.

BERENSON ACQUISITION CORP. I
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5—Stockholders’ Deficit
Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. On March 10, 2023, 2,980,000 shares of Class B common stock were converted into 2,980,000 shares of Class A common stock on a one-for-one
basis, in accordance with the charter of the Company. The converted shares were recorded at the fair value of the Class A common stock on March 10, 2023, or $10.15 per share, totaling $30,247,000. The Company recorded the 2,980,000 shares at par value of $0.0001, totaling $298 as Class A common stock, with the remaining $30,246,702 recorded as additional paid-in
capital.
On March 28, 2023 in connection with the Extension, stockholders holding 24,899,629 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account.
At June 30, 2023 and December 31, 2022, there were 5,590,371 and 27,510,000 shares of Class A common stock issued and outstanding, respectively. As of June 30, 2023, 2,610,371 shares of Class A common stock were subject to possible redemption and were classified at their redemption value outside of stockholders’ deficit on the balance sheet. The other 2,980,000 shares of Class A common stock are non-redeemable
shares and are included in stockholders’ deficit as of June 30, 2023. As of December 31, 2022, all 27,510,000 shares of Class A common stock were subject to possible redemption.
Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. On March 10, 2023, 2,980,000 shares of Class B common stock were converted into 2,980,000 shares of Class A common stock on a one-for-one
basis, in accordance with the charter of the Company. At June 30, 2023 and December 31, 2022, there were 3,897,500 and 6,877,500 shares of Class B common stock issued and outstanding, respectively.
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
Note 6—Fair Value Measurements
The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet as of June 30, 2023 and December 31, 2022. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of June 30, 2023 and December 31, 2022 due to the short maturities of such instruments.

BERENSON ACQUISITION CORP. I
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6—Fair Value Measurements - Continued

	As of June 30, 2023

	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury Securities held in Trust Account	$27,081,496	$—	$—	$27,081,496

	$27,081,496	$—	$—	$27,081,496

		As of December 31, 2022

	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury Securities held in Trust Account	$278,782,399	$—	$—	$278,782,399

	$278,782,399	$—	$—	$278,782,399

The
following table presents information about the Company’s derivative liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$137,550	$—	$—	$137,550
Private Placement Warrants	—	75,020	—	75,020

Total	$137,550	$75,020	$—	$212,570

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$502,058	$—	$—	$502,058
Private Placement Warrants	—	—	348,843	348,843
Total	$502,058	$—	$348,843	$850,901

The valuation methodology used in the determination of the fair value of financial instruments for which Level 3 inputs were used at December 31, 2022 was a modified Black-Scholes valuation model using inputs such as exercise price, stock price, volatility, term, risk-free rate and dividend yield. The valuation methodology used at June 30, 2023 was used on quoted prices from a similar financial instrument in an active market.
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

In connection with the votes to approve the Extension, the holders of 24,899,629 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.18 per share, for an aggregate redemption amount of approximately $253.4 million, leaving approximately $26.6 million in the Trust Account. Following the redemption and as of August 9, 2023 there are 5,590,371 shares of Class A common stock issued and outstanding and 3,897,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2023 were organizational activities and those necessary to prepare for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account with Continental Stock Transfer & Trust Company acting as trustee, located in the United States, established for the benefit of our public stockholders. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial Business Combination.

For the three and six months ended June 30, 2023, we had net (loss) income of $(109,519) and $2,323,036, respectively, which consisted of operating costs of $222,166 and $898,528, respectively, interest income of $318,668 and $3,244,397, respectively, and change in fair value of derivative warrant liabilities of $(148,799) and $638,331, respectively.

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

For the six months ended June 30, 2023, cash used in operating activities was $1,668,740. Net income of $2,323,036 was affected by interest income from the trust of $3,239,657 and change in fair value of derivative warrant liabilities of $638,331 and changes in operating assets and liabilities, which used $113,788 of cash from operating activities.

For the six months ended June 30, 2022, cash used in operating activities was $480,424. Net income of $6,798,216 was affected by interest income on trust of $397,667 and changes in fair value of warrant liability of $7,302,400. Changes in operating assets and liabilities provided $421,427 of cash for operating activities.

As of June 30, 2023, we had cash and marketable securities held in the Trust Account of $27,081,496. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023, we had cash held outside of the Trust Account of $168,156. We intend to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors will loan us funds as may be required (“Working Capital Loans”). If we complete our Business Combination, we expect to repay any Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. Up to $1,500,000 of Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of the Working Capital Loans have not been determined and no written agreements exist with respect to such Working Capital Loans. As of June 30, 2023, there were no amounts outstanding under any Working Capital Loans.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023.

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

Public Warrants and Private Placement Warrants

We account for the public warrants and the private placement warrants in accordance with ASC Topic 815—40, Derivatives and Hedging, Contracts in Entity’s Own Equity, under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the statements of operations in the period of change. As of June 30, 2023 the private placement warrants were no longer Level 3 inputs, since a quoted price for a similar instrument was used. As of December 31, 2022, the estimated fair value of the public warrants was determined by their public trading price and the estimated fair value of the private placement warrants was determined using a modified Black-Scholes valuation model using Level 3 inputs such as exercise price, stock price, volatility, term, risk-free rate and dividend yield.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2023. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended on June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BERENSON ACQUISITION CORP. I

Date: August 9, 2023	By:	/s/ Mohammed Ansari
	Name:	Mohammed Ansari
	Title:	Chief Executive Officer

Date: August 9, 2023	By:	/s/ Amir Hegazy
	Name:	Amir Hegazy
	Title:	Chief Financial Officer