Form 10-Q
period 2023-09-30
Berenson Acquisition Corp. I
filed 2023-11-09
CIK 1869673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2023
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
of the Exchange Act).

Yes

☒
    No  ☐
As of November
9,
2023, there were 4,045,468 shares of Class A common stock, par value $0.0001 per share, and 3,897,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

BERENSON ACQUISITION CORP. I

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

Page

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements	1

Condensed Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	1

Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2023 and 2022	2

Unaudited Condensed Statements of Changes in Redeemable Common Stock and Stockholders’ Deficit for the three and nine months ended September 30, 2023 and 2022	3

Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2023 and 2022	4

Notes to the Unaudited Condensed Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

PART II - OTHER INFORMATION	22

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	25

Item 4. Mine Safety Disclosures	25

Item 5. Other Information	25

Item 6. Exhibits	26

BERENSON ACQUISITION CORP. I
CONDENSED BALANCE SHEETS
September 30, 2023 (Unaudited) and December 31, 2022

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$14,422	$250,453
Prepaid expenses and other assets	30,033	162,928

Total current assets	44,455	413,381
Cash held in Trust Account	11,361,021	278,782,399

TOTAL ASSETS	$11,405,476	$279,195,780

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$243,440	$82,872
Accrued expenses	1,122,178	531,228
Income tax payable	350,173	749,165
Franchise tax payable	30,000	105,438

Total current liabilities	1,745,791	1,468,703
Derivative warrant liabilities	108,411	850,901
Deferred underwriting fee payable	9,628,500	9,628,500

TOTAL LIABILITIES	11,482,702	11,948,104

Commitments and Contingencies
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; of 1,065,468 and 27,510,000 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively, subject to possible redemption	5,672,436	275,100,000

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Non-redeemable Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,980,000 shares issued and outstanding at September 30, 2023. No shares were issued and outstanding as of December 31, 2022	298	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,897,500 and 6,877,500 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	390	688
Accumulated deficit	(5,750,350)	(7,853,012)

Total stockholders’ deficit	(5,749,662)	(7,852,324)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$11,405,476	$279,195,780

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERENSON ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 and 2022

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
General and administrative expenses	$565,961	$215,009	$1,364,490	$1,017,019
Franchise tax expenses	50,000	50,000	150,000	150,000

Loss from operations	615,961	265,009	1,514,490	1,167,019

Other income
Interest income	1,085	459	5,825	618
Interest income on trust	352,972	1,152,365	3,592,630	1,550,032
Change in fair value of derivative warrant liabilities	104,159	1,913,130	742,490	9,215,530

Total other income	458,216	3,065,954	4,340,945	10,766,180

Net (loss) income before income taxes	(157,745)	2,800,945	2,826,455	9,599,161
Income taxes	(62,629)	(270,578)	(723,793)	(270,578)

Net (loss) income allocable to common stockholders	$(220,374)	$2,530,367	$2,102,662	$9,328,583

Weighted average shares outstanding, redeemable Class A common stock	2,558,874	27,510,000	10,800,861	27,510,000

Basic and diluted net (loss) income per share, redeemable Class A common stock	$(0.02)	$0.07	$0.12	$0.27

Weighted average shares outstanding, non-redeemable common stock	6,877,500	6,877,500	6,877,500	6,877,500

Basic and diluted net (loss) income per share, non-redeemable common stock	$(0.02)	$0.07	$0.12	$0.27

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERENSON ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023
			Stockholders’ Deficit
	Class A Common Stock subject to possible redemption		Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance - January 1, 2023	27,510,000	$275,100,000	—	$—	6,877,500	$688	$—	$(7,853,012)	$(7,852,324)
Class A shares redeemed	(24,899,629)	(253,354,117)	—	—	—	—	—	—	—
Class B shares converted to Class A shares	—	—	2,980,000	298	(2,980,000)	(298)	30,246,702	—	30,246,702
Excess fair value of converted Class B shares to Class A shares	—	—	—	—	—	—	(30,246,702)	—	(30,246,702)
Net income	—	—	—	—	—	—	—	2,432,555	2,432,555

Balance - March 31, 2023	2,610,371	21,745,883	2,980,000	298	3,897,500	390	—	(5,420,457)	(5,419,769)
Net loss	—	—	—	—	—	—	—	(109,519)	(109,519)

Balance - June 30, 2023	2,610,371	21,745,883	2,980,000	298	3,897,500	390	—	(5,529,976)	(5,529,288)
Class A shares redeemed	(1,544,903)	(16,073,447)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(220,374)	(220,374)

Balance - September 30, 2023	1,065,468	$5,672,436	2,980,000	$298	3,897,500	$390	$—	$(5,750,350)	$(5,749,662)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
			Stockholders’ Deficit
	Class A Common Stock subject to possible redemption		Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance - January 1, 2022	27,510,000	$275,100,000	—	$—	6,877,500	$688	$—	$(18,776,658)	$(18,775,970)
Net income	—	—	—	—	—	—	—	4,130,563	4,130,563

Balance - March 31, 2022	27,510,000	275,100,000	—	—	6,877,500	688	—	(14,646,095)	(14,645,407)
Net income	—	—	—	—	—	—	—	2,667,653	2,667,653

Balance June 30, 2022	27,510,000	275,100,000	—	—	6,877,500	688	—	(11,978,442)	(11,977,754)
Net income	—	—	—	—	—	—	—	2,530,367	2,530,367

Balance - September 30, 2022	27,510,000	$275,100,000	—	$—	6,877,500	$688	$—	$(9,448,075)	$(9,447,387)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERENSON ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 and 2022

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,102,662	$9,328,583
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on trust	(3,592,629)	(1,550,032)
Change in fair value of derivative warrant liabilities	(742,490)	(9,215,530)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	132,895	384,138
Accounts payable	160,568	(15,816)
Accrued expenses	590,950	313,213
Income tax payable	(398,992)	270,578
Franchise tax payable	(75,438)	(38,420)

Net cash used in operating activities	(1,822,474)	(523,286)

CASH FLOWS FROM INVESTING ACTIVITIES:
Funds withdrawn from trust account to pay franchise and income taxes	1,586,443	—
Funds withdrawn from Trust account in connection with redemption	269,427,564	—

Net cash provided by investing activities	271,014,007	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Class A common stock	(269,427,564)	—

Net used by financing activities	(269,427,564)	—

NET DECREASE IN CASH	(236,031)	(523,286)

CASH BEGINNING OF PERIOD	250,453	670,762

CASH END OF PERIOD	$14,422	$147,476

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
As of September 30, 2023 the Company had not commenced any operations. All activity through September 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the funds held in the Trust Account will not be released from the Trust Account until the earliest of: (i) the completion of an initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (a) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with the Business Combination or to redeem 100% of its public shares if it does not complete its initial business combination by September 30, 2024 or (b) with respect to any other provision relating to stockholders’ rights or pre-initial
Business Combination activity, and (iii) the redemption of the Company’s public shares if it does not complete its initial business combination by September 30, 2024, subject to applicable law.
The Company initially had until March 30, 2023 to complete a Business Combination, which was extended to September 30, 2023 (the “Initial Extension”) after the approval obtained at a special meeting of stockholders held on March 28, 2023 and further extended to September 30, 2024 (the “Combination Period”) after the approval obtained at a special meeting of stockholders held on September 27, 2023 (the “Extension). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit

BERENSON ACQUISITION CORP. I
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS - Continued

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
At the special meeting of stockholders on March 28, 2023 in connection with the Initial Extension, stockholders holding 24,899,629 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account.
At the special meeting of stockholders on September 27, 2023 in connection with the Extension, stockholders holding 1,544,903
Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result of the two extensions, $269,427,564 was removed from the Trust Account to pay such holders as of September 30, 2023.
Following the above redemptions, the Company had

4,045,468
Class A Shares outstanding (including the
2,980,000
converted Class B shares and
1,065,468
shares issued pursuant to the Initial Public Offering) and the aggregate amount remaining in the Trust Account of $
11,361,021

as of September 30, 2023.
The Public Shares are recorded at their redemption amount and classified as temporary equity at the balance sheet, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”
Liquidity, Capital Resources and Going Concern
As of September 30, 2023, the Company had $14,422 in cash and working capital deficit of $1,321,163 (without taking into account franchise tax obligations and income tax payable that may be paid using investment income earned in the Trust Account). The Company intends to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial Business Combination.
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
 Furthermore, on September 26, 2023, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $750,000 with the Sponsor, which may be drawdown upon request by the Company (see Note 4). The Note is due and payable on the date on which the Company consummates its Business Combination (the “Maturity Date”).

BERENSON ACQUISITION CORP. I
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1—Description of Organization and Business Operations – Continued

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
Note 2—Significant Accounting Policies
Basis of Presentation
The accompanying interim unaudited financial statements are presented in U.S. dollars in conformity with accounting principles, generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, since the accompanying interim unaudited financial statements are condensed, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

BERENSON ACQUISITION CORP. I
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2—Significant Accounting Policies - Continued

Cash Held in Trust Account
At September 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At September 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts.
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
capital and accumulated deficit.
On March 10, 2023, 2,980,000 Class B common stock were converted into 2,980,000 shares of Class A common stock on a one-for-one basis,
in accordance with the charter of the Company. The converted shares were recorded at the fair value of the Class A common stock on March 10, 2023, or $10.15 per share, totaling $30,247,000. The converted shares have no redemption rights like the Public Shares and are shown separately from the Class A common stock shares subject to redemption in the condensed balance sheet as of September 30, 2023.
On March 28, 2023 in connection with the Initial Extension, stockholders holding 24,899,629 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account.
On September 27, 2023 in connection with the Extension, stockholders holding 1,544,903
Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. Following the redemptions on March 28, 2023 and September 27, 2023, the Company had

1,065,468
shares of Class A common stock subject to possible redemption outstanding as of September 30, 2023.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company recorded an aggregate deferred tax asset and corresponding valuation allowance of $1,033,833 as of September 30, 2023. As of December 31, 2022, the Company recorded an aggregate deferred tax asset and corresponding valuation allowance of
$
570,180
.
FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as general and administrative expenses. The Company included $21,065 in accrued expenses and general and administrative expenses related to underpayment estimated tax penalty as of December 31, 2022. No amounts were accrued for the payment of interest and penalties as of September 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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
Net (loss) income per Share of Common Stock
Net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company applies the two-class
method in calculating net income per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of common stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net income per share is computed by dividing the pro rata net income between the Class A common stock and the Class B common stock by the weighted average number of common stock outstanding for each period. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the Initial Public Offering since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for 21,257,000 shares of Class A common stock in the aggregate.

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Net (loss) income allocable to Class A Common Stock subject to possible redemption	$(59,759)	$2,024,294
Denominator: Weighted Average Class A Common Stock
Basic and diluted weighted average shares outstanding	2,558,874	27,510,000

Basic and diluted net (loss) income per share	$(0.02)	$0.07

Non redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net (loss) income allocable to Class B Common Stock	$(160,615)	$506,073
Denominator: Weighted Average Class B Common Stock
Basic and diluted weighted average shares outstanding	6,877,500	6,877,500

Basic and diluted net (loss) income per share	$(0.02)	$0.07

BERENSON ACQUISITION CORP. I
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2—Significant Accounting Policies - Continued

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Net income allocable to Class A Common Stock subject to possible redemption	$1,284,653	$7,462,866
Denominator: Weighted Average Class A Common Stock
Basic and diluted weighted average shares outstanding	10,800,861	27,510,000

Basic and diluted net income per share	$0.12	$0.27

Non redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net income allocable to Class B Common Stock	$818,009	$1,865,717
Denominator: Weighted Average Class B Common Stock
Basic and diluted weighted average shares outstanding	6,877,500	6,877,500

Basic and diluted net income per share	$0.12	$0.27

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
Compensation expense related to the Founder Shares (as defined in Note 4 below) is recognized only when the performance condition is probable of occurrence. As of September 30, 2023 and December 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest multiplied times the latest modification date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.
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
On March 10, 2023, 2,980,000 Founder Shares were converted from Class B shares of common stock into 2,980,000 shares of Class A common stock on a one-for-one
basis, in accordance with the charter of the Company. At September 30, 2023 and December 31, 2022, there were 3,897,500 and 6,877,500 Class B shares of common stock issued and outstanding, respectively.
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
If the Company does not complete a Business Combination by September 30, 2024, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Company’s Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.
Related Party Loans
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans. Upon the consummation of a Business Combination the Working Capital Loans may be repaid out of the proceeds of the Trust Account released to the Company or, at the lender’s discretion, up to $1,500,000 of the loan balance may be converted into warrants with terms identical to the Private Placement Warrants at a price of $1.00 per warrant. If a Business Combination does not close the Working Capital Loans could only be repaid with funds held outside the Trust Account. As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.
On September 26, 2023, the Company issued the Note in the principal amount of up to $750,000 to the Sponsor, which may be drawn down from time to time prior to the Maturity Date upon request by the Company. The Note does not bear interest and the principal balance will be payable on the Maturity Date. There was no outstanding balance as of September 30, 2023.
Administrative Services Agreement
The Company entered into an agreement with the Sponsor pursuant to which, commencing on September 28, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space, secretarial and administrative support. For the three and nine months ended September, the Company incurred $30,000, $90,000, respectively for these services, which is included in accrued expenses in the accompanying balance sheet and general and administrative expenses in the accompanying statements of operations.
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
capital.
On March 28, 2023 in connection with the Initial Extension, stockholders holding 24,899,629 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account.

BERENSON ACQUISITION CORP. I
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5—Stockholders’ Deficit – Continued

On September 27, 2023 in connection with the Extension, stockholders holding 1,544,903 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account.
At September 30, 2023 and December 31, 2022, there were 4,045,468 and 27,510,000 shares of Class A common stock issued and outstanding, respectively. As of September 30, 2023, 1,065,468 shares of Class A common stock were subject to possible redemption and were classified at their redemption value outside of stockholders’ deficit on the balance sheet. The other 2,980,000 shares of Class A common stock are non-redeemable shares
and are included in stockholders’ deficit as of September 30, 2023. As of December 31, 2022, all 27,510,000 shares of Class A common stock were subject to possible redemption.
Class
 B Common Stock
—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. On March 10, 2023, 2,980,000 Class B Common Stock were converted into 2,980,000 shares of Class A common stock on a one-for-one
basis, in accordance with the charter of the Company. At September 30, 2023 and December 31, 2022, there were 3,897,500 and 6,877,500 shares of Class B common stock issued and outstanding, respectively.
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
Note 6—Fair Value Measurements
The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet as of September 30, 2023 and December 31, 2022. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of September 30, 2023 and December 31, 2022 due to the short maturities of such instruments.

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury Securities held in Trust Account	$11,361,021	$—	$—	$11,361,021

	$11,361,021	$—	$—	$11,361,021

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury Securities held in Trust Account	$278,782,399	$—	$—	$278,782,399

	$278,782,399	$—	$—	$278,782,399

BERENSON ACQUISITION CORP. I
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 6—Fair Value Measurements - Continued
The following table presents information about the Company’s derivative liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$70,151	$—	$—	$70,151
Private Placement Warrants	—	38,260	—	38,260

Total	$70,151	$38,260	$—	$108,411

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$502,058	$—	$—	$502,058
Private Placement Warrants	—	—	348,843	348,843
Total	$502,058	$—	$348,843	$850,901

The valuation methodology used in the determination of the fair value of financial instruments for which Level 3 inputs were used at December 31, 2022 was a modified Black-Scholes valuation model using inputs such as exercise price, stock price, volatility, term, risk-free rate and dividend yield. The valuation methodology used at September 30, 2023 was used on quoted prices from a similar financial instrument in an active market.
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

Note 7—Commitments - Continued

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
Shares”) at special meeting with stockholders on March 28, 2023 regarding the Initial Extension. In exchange for the foregoing commitments not to redeem such shares, the Sponsor has agreed to transfer to such third party or third parties an aggregate of 489,819 shares of the Company’s Class A common stock held by the Sponsor immediately following consummation of an initial business combination.
On September 21, 2023, the Company and the Sponsor entered into a non-redemption
agreement with one or more unaffiliated third party or parties in exchange for such third party or third parties agreeing not to redeem an aggregate of 655,715 shares of Class A common stock, par value $0.0001 per share, of the Company sold in Initial Public Offering at special meeting with stockholders on September 27, 2023 regarding the Extension.

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

Extensions

On March 28, 2023, at the special meeting of stockholders, the Company’s stockholders approved the following items: (i) a proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a Business Combination (the “Initial Extension”) from March 30, 2023 to September 30, 2023 (“Initial Extended Date”) or such earlier date as determined by the Company’s board of directors and (ii) an amendment to the trust agreement to change the date on which the trustee thereunder must commence the liquidation of the trust account (the “Trust Account”) to be consistent with the amendment to the Company’s charter contemplated by the charter amendment proposal.

In connection with the votes to approve the Initial Extension, the holders of 24,899,629 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.18 per share, for an aggregate redemption amount of approximately $253.4 million, leaving approximately $26.6 million in the Trust Account. Following the redemption and as of June 30, 2023 there were 5,590,371 shares of Class A common stock issued and outstanding and 3,897,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

On September 27, 2023, at the special meeting of stockholders, the Company’s stockholders approved a proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a Business Combination (the “Extension”) from Initial Extended Date to September 30, 2024 (the “Extended Date”) or such earlier date as determined by the Company’s board of directors.

In connection with the votes to approve the Extension, the holders of 1,544,903 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.40 per share, for an aggregate redemption amount of $16,073,447, leaving approximately $11,361,021 in the Trust Account, as of September 30, 2023. Following the redemption and as of November [●], 2023 there are 4,045,468 shares of Class A common stock issued and outstanding and 3,897,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2023 were organizational activities and those necessary to prepare for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account with Continental Stock Transfer & Trust Company acting as trustee, located in the United States, established for the benefit of our public stockholders. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial Business Combination.

For the three and nine months ended September 30, 2023, we had net (loss) income of $(220,374) and $2,102,662, respectively, which consisted of operating costs of $615,961 and $1,514,490, respectively, interest income of $354,057 and $3,598,455, respectively, and change in fair value of derivative warrant liabilities of $104,159 and $742,490, respectively.

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

On September 26, 2023, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $750,000 to the Sponsor, which may be drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial business combination (such date, the “Maturity Date”). There was no balance outstanding as of September 30, 2023.

For the nine months ended September 30, 2023, cash used in operating activities was $1,822,474. Net income of $2,102,662 was affected by interest income from the trust of $3,592,629 and change in fair value of derivative warrant liabilities of $742,490 and changes in operating assets and liabilities, which provided 409,983 of cash from operating activities.

For the nine months ended September 30, 2022, cash used in operating activities was $523,286. Net income of $9,328,583 was affected by interest income on trust of $1,550,032 and changes in fair value of warrant liability of $9,215,530. Changes in operating assets and liabilities provided $913,693 of cash for operating activities.

As of September 30, 2023, we had cash and marketable securities held in the Trust Account of $11,361,021. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2023, we had cash held outside of the Trust Account of $14,422. We intend to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors will loan us funds as may be required (“Working Capital Loans”). If we complete our Business Combination, we expect to repay any Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. Up to $1,500,000 of Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of the Working Capital Loans have not been determined and no written agreements exist with respect to such Working Capital Loans. As of September 30, 2023, there were no amounts outstanding under any Working Capital Loans.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023.

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

Net (loss) income Per Common Stock Shares

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

All of our shares of Class A common stock sold as part of the units in our Initial Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation if there is a stockholder vote or tender offer in connection with a Business Combination and in connection with certain amendments to our Charter. We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable shares of common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of common stock are affected by charges against additional paid-in capital and accumulated deficit.

Public Warrants and Private Placement Warrants

We account for the public warrants and the private placement warrants in accordance with ASC Topic 815—40, Derivatives and Hedging, Contracts in Entity’s Own Equity, under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the statements of operations in the period of change. As of September 30, 2023 the private placement warrants were no longer Level 3 inputs, since a quoted price for a similar instrument was used. As of December 31, 2022, the estimated fair value of the public warrants was determined by their public trading price and the estimated fair value of the private placement warrants was determined using a modified Black-Scholes valuation model using Level 3 inputs such as exercise price, stock price, volatility, term, risk- free rate and dividend yield.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2023. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended on September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

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

In connection with the votes to approve the Initial Extension, the holders of 24,899,629 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.18 per share, for an aggregate redemption amount of approximately $253.4 million, leaving approximately $26.6 million in the Trust Account.

In connection with the votes to approve the Extension, holders of 1,544,903 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.40 per share, for an aggregate redemption amount of $16,073,447, leaving approximately $11,361,021 million in the Trust Account as of September 30, 2023.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description

3.1	Certificate of Second Amendment to the Amended and Restated Certificate of Incorporation of Berenson Acquisition Corp. I, dated September 27, 2023.(1)

3.2	Bylaws(2)

10.1	Promissory Note, dated September 26, 2023, issued by Berenson Acquisition Corp. I to Berenson SPAC Holdings I, LLC(3)

10.2	Form of Non-Redemption Agreement(4)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2023 and incorporated by reference herein.
(2)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 10, 2021 and incorporated by reference herein.
(3)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2023 and incorporated by reference herein.
(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 26, 2023 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERENSON ACQUISITION CORP. I

Date: November 9, 2023	By:	/s/ Mohammed Ansari
	Name:	Mohammed Ansari
	Title:	Chief Executive Officer

Date: November 9, 2023	By:	/s/ Amir Hegazy
	Name:	Amir Hegazy
	Title:	Chief Financial Officer