Form 10-K
period 2023-12-31
Berenson Acquisition Corp. I
filed 2024-05-31
CIK 1869673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark
whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐
As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of Class A common stock of the registrant
(based upon the closing price of the registrant’s Class A shares of common stock at that date as reported by the New York Stock Exchange), excluding outstanding shares of common stock beneficially owned by persons who may be deemed affiliates of the registrant, was approximately $26,808,510.17.
As of May 31, 2024, there were
 7,942,968 shares of our common stock issued and outstanding, consisting of 4,045,468 shares of Class A common stock, par value $0.0001 per share, and 3,897,500 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of Series A preferred stock issued and outstanding.

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

•

references to “anchor investors” refer to the 11 qualified institutional buyers or institutional accredited investors which are not affiliated with us, our sponsor, our directors or any member of our management and that have purchased units in our initial public offering.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

Certain of the statements contained in this report constitute “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including with respect to our proposed business combination with Custom Health, Inc. (“Custom Health”). In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	we are a recently incorporated company with no operating history and no revenues;

•	public stockholders’ lack of opportunity to vote on our proposed business combination;

•	lack of protections normally afforded to investors of blank check companies;

•	our initial stockholders controlling a substantial interest in us;

•	deviation from acquisition criteria and guidelines;

•	our ability to complete our initial business combination, including the proposed business combination with Custom Health;

•	our expectations around the performance of Custom Health or any other prospective target business or businesses

•	completing a business combination with a company located in a foreign jurisdiction;

•	issuance of equity and/or debt securities to complete a business combination;

•	lack of working capital;

•	our ability to obtain additional financing to complete our initial business combination;

•	dependence on key personnel;

•	past performance by our management team is not indicative of future performance of an investment in us;

•	conflicts of interest of our sponsor, officers and directors;

•	the delisting of our securities by the NYSE American LLC (the “NYSE American”);

•

the ongoing and past impacts of the COVID-19 pandemic and related risks, the invasion of Ukraine by Russia and resulting sanctions, military conflict between Hamas and Israel and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases);

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

•

the other risks and uncertainties discussed in “Item 1A. Risk Factors” and elsewhere in this report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”), including in our preliminary prospectus/proxy statement to be included in a Registration Statement on Form S-4 that we will file with the SEC relating to the proposed business combination with Custom Health.

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

•	We are a blank check company with no operating history and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

•	If we are unable to consummate our initial business combination, our public stockholders may be forced to wait until September 30, 2024 before receiving distributions from the trust account.

•

Custom Health or any other target business with which we ultimately consummate a business combination, may be materially adversely affected by the past and ongoing impact and uncertainty resulting from the COVID-19 pandemic, the invasion of Ukraine by Russia and resulting sanctions, military conflict between Hamas and Israel and other events and risks (such as geopolitical unrest or a significant outbreak of other infectious diseases) and the status of debt and equity markets.

•	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination.

•	Our public stockholders lack protections normally afforded to investors of blank check companies.

•	Our initial stockholders control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

•	Our deviation from acquisition criteria and guidelines.

•	Our ability to complete our initial business combination including the proposed business combination with Custom Health.

•	Our expectations around the performance of Custom Health or any other prospective target business or businesses.

•	Completing a business combination with a company located in a foreign jurisdiction.

•	We may issue shares of our capital stock to complete our initial business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership

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

•

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, the interest earned on the funds held in the trust account may be materially reduced, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

PART I

Item 1. Business

Introduction

We are a blank check company incorporated on June 1, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to in this report as our initial business combination.

On June 25, 2021, we issued 7,187,500 founder shares to our sponsor for an aggregate purchase price of $25,000, or approximately $0.004 per share. On September 15, 2021, our sponsor transferred an aggregate of 25,000 founder shares to each of our independent directors and our special advisor (for a total of 125,000 founder shares) for their original purchase price. Subsequently, on September 30, 2021, our sponsor sold an aggregate of 1,872,159 founder shares to the anchor investors at their original purchase price. Following the expiration of the underwriter’s over-allotment option, on November 12, 2021 our sponsor forfeited 310,000 founder shares. Our initial stockholders currently own approximately 86.6% of our issued and outstanding shares of common stock.

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

A total of $275,100,000 (or $10.00 per unit sold in our initial public offering) of the net proceeds from our initial public offering (including the partial exercise of the underwriter’s over-allotment option) and the private placement was placed in a trust account established for the benefit of our public stockholders (the “trust account”), with Continental Stock Transfer & Trust Company acting as trustee, and has been invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our tax obligations, the funds held in the trust account will not be released from the trust account until the earliest of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (a) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem or to redeem 100% of our public shares if we do not complete our initial business combination by September 30, 2024 or (b) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we do not complete our initial business combination by September 30, 2024, subject to applicable law.

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

Our units began trading on September 28, 2021 on the New York Stock Exchange (the “NYSE”) under the symbol “BACA.U.” Commencing on November 18, 2021, the Class A common stock and warrants comprising the units began separate trading on the NYSE under the symbols “BACA” and “BACA WS,” respectively. We received approval to transfer the listing of our Class A common stock from the NYSE to the NYSE American on March 1, 2023 and on March 13, 2023, our Class A common stock began trading on the NYSE American under the symbol “BACA.” Following the notice of delisting and suspension of trading of our warrants by the NYSE, effective February 3, 2023, our warrants are trading on the OTC Market under the symbol “BACA WS.” In addition, in connection with the transfer, effective March 13, 2023, any remaining units were mandatorily separated into its component parts and the units are no longer traded on the NYSE. On March 30, 2023, we held a special meeting in lieu of our 2023 annual meeting of stockholders (the “Special Meeting”) at which our stockholders approved an amendment to our amended and restated certificate of incorporation (the “Charter Amendment”) and an amendment to the Investment Management Trust Agreement, dated as of September 27, 2021 (the “Trust Agreement”), by and between us and Continental Stock Transfer & Trust Company, (the “Trust Amendment”). The Charter Amendment and the Trust Amendment extend the date by which we must consummate our initial business combination (the “First Extension”) from March 30, 2023 to September 30, 2023 or such earlier date as determined by our board of directors (the “First Extension,” such date, the “First Extended Date”).

In connection with the stockholder vote to approve the First Extension, the holders of 24,899,629 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.18 per share, for an aggregate redemption amount of approximately $253.4 million, leaving approximately $26.6 million in the trust account, immediately following the redemptions. In connection with the First Extension, we entered into a non-redemption agreement with our sponsor and one or more unaffiliated third party or parties, pursuant to which such third party or parties agreed to not redeem an aggregate 1,959,269 shares of Class A common stock in connection with the extension vote, in exchange for our sponsor’s commitment to transfer an aggregate of 489,819 founder shares (the “Transfer Shares”) to such third party or parties immediately following the closing of an initial business combination. On September 27, 2023, we held the special meeting at which our stockholders approved the Charter Amendment to extend the date by which we must consummate our initial business combination (the “Second Extension”) from the First Extended Date to September 30, 2024 or such earlier date as determined by our board of directors (the “Second Extended Date”).

In connection with the stockholder vote to approve the Second Extension, the holders of 1,544,903 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.40 per share, for an aggregate redemption amount of approximately $16.1 million, leaving approximately $11.1 million in the trust account. In connection with the Second Extension, we entered into a non-redemption agreement with our sponsor and one or more unaffiliated third party or parties, pursuant to which such third party or parties agreed to not redeem an aggregate 655,715 shares of Class A common stock of the Company sold in its initial public offering in connection with the vote to approve the Second Extension.

Proposed Business Combination

Business Combination Agreement

On December 22, 2023, the Company entered into a business combination agreement (as amended, the “Business Combination Agreement”) with Custom Health, Inc., a Delaware corporation (“Custom Health”), and Continental Merger Sub Inc., a Delaware corporation and wholly-owned direct subsidiary of the Company (“Merger Sub”). If the Business Combination Agreement and the transactions contemplated thereby are adopted and approved by our stockholders, and the Business Combination is subsequently completed, Merger Sub will merge with and into Custom Health (the “Merger”), with Custom Health continuing as the surviving company after the Merger, as a result of which Custom Health will become a wholly-owned subsidiary of the Company (the “Business Combination,” and together with other transactions contemplated by the Business Combination and the ancillary agreements, the “Proposed Transaction”). The Proposed Transaction is subject to customary conditions of the respective parties, including the approval of the business combination by our stockholders. In connection with the closing of the Business Combination, the Company will be renamed as “Custom Health, Inc.” and is referred to herein as the “Post-Combination Company” as of the time following such change of name.

Stockholder Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, the Company, Custom Health and certain stockholders of Custom Health holding at least a majority of the shares of common stock of Custom Health entered into a stockholder support agreement (the “Stockholder Support Agreement”), pursuant to which, among other things, such stockholders of Custom Health agreed to (a) vote all of their shares of common stock of Custom Health in favor of the adoption and approval of the Business Combination Agreement and the Proposed Transaction (in any event, within five business days after the Registration Statement becomes effective) and (b) subject their shares of common stock of Custom Health to certain transfer restrictions; in each case, on the terms and subject to the conditions set forth therein.

Sponsor Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, the sponsor, the Company and Custom Health entered into the Sponsor Support Agreement, pursuant to which, among other things, the sponsor agreed to (i) vote all of its shares of common stock of the Company (or execute and deliver an action by written consent) in favor of the Proposed Transaction, including the Merger; (ii) not redeem its shares of common stock of the Company, and waive its anti-dilution protection with respect to its shares of Class B common stock of the Company; and (iii) subject to forfeiture 1,719,375 of the shares (“Post-Combination Company Common Stock”) of the combined company (the “Founder Earn-Out Shares”) held by our sponsor and by certain other stockholders of the Company who agree to participate in such earn-out.

Form of Registration Rights and Lock-Up Agreement

In connection with the Closing, the Company, certain stockholders of the Company and certain stockholders of Custom Health which will collectively own at least 70% of the total issued and outstanding capital stock of Custom Health as of immediately prior to the Closing will enter into a Registration Rights and Lock-Up Agreement (the “Registration Rights and Lock-Up Agreement”), pursuant to which, among other things: (i) the Company will agree to provide such holders with customary registration rights with respect to their shares of Post-Combination Company Common Stock; (ii) the former stockholders of Custom Health will agree to not effect any sale or distribution of Post-Combination Company Common Stock during the period the period beginning on the date of Closing and ending on the date that is the earlier of (x) six months following the Closing, or (y) such date that is subsequent to the Closing that the last sale price of the common stock of the Company equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the Closing, subject to customary exceptions; and (iii) the original stockholders of the Company will agree to not effect any sale or distribution of Post-Combination Company Common Stock during the period the period beginning on the date of closing (“Closing”) of the Business Combination and ending on the date that is the earlier of (x) twelve months following the Closing, or (y) such date that is subsequent to the Closing that the last sale price of the common stock of the Company equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing after the Closing, subject to customary exceptions.

The Business Combination Agreement, the Stockholder Support Agreement, Sponsor Support Agreement and the Form of Registration Rights and Lock-Up Agreement are more fully described in [Note 1] to the financial statements included in Item 8 of this report. A copy of each of the foregoing agreements was included as an exhibit to the Current Report on Form 8-K filed with the SEC on December 29, 2023 and are also filed as exhibits to this report.

Unless specifically stated, this report does not give effect to the Proposed Transaction and does not contain the risks associated with the Proposed Transaction. Such risks and effects relating to the Proposed Transaction will be included in our preliminary prospectus/proxy statement to be included in a Registration Statement on Form S-4 that we will file with the SEC relating to the Proposed Transaction.

Series A Convertible Preferred Stock

On December 20, 2023, the Company filed a Certificate of Designation of Series A Convertible Preferred Stock with the Delaware Secretary of State (the “Certificate of Designation”) authorizing up to 1,000,000 Series A Convertible Preferred Stock, par value $0.0001 per share, of the Company (the “Series A Preferred Stock”) and fixing the designation, number of shares, powers, preferences, rights, qualifications, limitations and restrictions of the Series A Preferred Stock. The Series A Preferred Shares issued pursuant to the Share Purchase Agreement represent all of the 1,000,000 shares of Series A Preferred Stock authorized by the Certificate of Designation.

Pursuant to the Certificate of Designation, holders of Series A Preferred Shares will not be entitled to receive any dividends in respect of the Series A Preferred Shares or have any voting rights except as otherwise required by applicable law. Notwithstanding the foregoing, pursuant to the Certificate of Designation, so long as any Series A Preferred Shares are outstanding, the Company may not, without first obtaining the approval by vote or written consent (in the manner permitted by applicable law) of the holders of at least a majority of the total number of Series A Preferred Shares then outstanding, voting together as a single series, amend the Certificate of Designation in any manner that would alter or change the powers, preferences or special rights of the Series A Preferred Shares so as to affect them adversely; provided, however, that in no event shall the foregoing be construed to permit or entitle the holders of Series A Preferred Shares to vote on any initial Business Combination or any amendment to Article X of the Company’s certificate of incorporation.

Pursuant to the Certificate of Designation, other than with respect to certain conversion and redemption rights described herein, the holders of Series A Preferred Shares have no rights upon the dissolution, liquidation and winding up of the Company. Pursuant to the Certificate of Designation, each Series A Preferred Share may be converted into twenty-six (26) shares of Common Stock at the option of the holder on the closing of business on the earlier of (i) December 20, 2024, (ii) the effective date of the dissolution of the Company and (iii) the closing of the Business Combination (the “Conversion Date”) provided that the holder of Series A Preferred Shares provides the Company with at least 30 days written notice as provided in the Certificate of Designation. Pursuant to the Certificate of Designation, each Series A Preferred Share outstanding on close of business the first business day following the Conversion Date (the “Redemption Date”) shall, except to the extent prohibited by Delaware law governing distributions to stockholders, be redeemed by the Company.

Share Purchase Agreement

On December 21, 2023, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with ACM ARRT N LLC, a Delaware limited liability company and special purpose vehicle (the “Preferred Investor”), pursuant to which the Company issued 1,000,000 shares of the Company’s Series A Convertible Preferred Stock (collectively, the “Series A Preferred Shares” and each, a “Series A Preferred Share”), for a purchase price of $260.00 per share representing an aggregate purchase price of $260,000,000.00 (the “Aggregate Purchase Price”). Each Series A Preferred Share may be converted at the election of the holder thereof into twenty-six (26) shares of the Company’s Class A common stock on the date of the Closing and each Series A Preferred Share not so converted, will automatically be redeemed by the Company for $260 per Series A Preferred Share on the first business day after the date of the Closing.

Share Forward Transaction

On December 21, 2023, the Company (the Company is referred to in the Confirmation Agreement (as defined below) as the “Counterparty” prior to the consummation of the Business Combination (as defined in the Confirmation Agreement), while the post-Business Combination combined company is referred to as the “Counterparty” in the Confirmation Agreement) and the Preferred Investor (referred to as “Seller” in the Confirmation Agreement) entered into the Confirmation Agreement for the Cash-Settled Equity Derivative Transaction (the “Confirmation Agreement” and the transactions contemplated by the Confirmation Agreement together with the Pricing Date Notice(s), a form of which is attached as Schedule A to the Confirmation Agreement, the “Share Forward Transaction”) with respect to, prior to the closing of the Business Combination, Series A Preferred Shares, and, after the Closing, shares of Common Stock into which one or more Series A Preferred Shares are converted on the Conversion Date (as defined below) pursuant to the Certificate of Designation (as defined below) (the “Shares”) at the initial price of, prior to the Closing, $260.00 and, after the Closing with respect to the shares of Common Stock into which one or more of the Series A Preferred Shares are converted on the Conversion Date pursuant to the Certificate of Designation, $10.00 (the “Initial Price”). The “Maximum Number of Shares” subject to the Share Forward Transaction is 1,000,000 Series A Preferred Shares, and then such number of shares of Common Stock into which the Series A Preferred Shares have been converted on the Conversion Date pursuant to the Certificate of Designation; provided that, the Maximum Number of Shares is reduced upon the Closing by the number of Redeemed Shares (as defined below), but in no event following such reduction, will the Maximum Number of Shares be more than 6,000,000 shares of Common Stock following the Closing.

On the Redemption Date (as defined below), pursuant to the Certificate of Designation the Company will, except to the extent prohibited by Delaware law governing distributions to stockholders, be required to redeem any Series A Preferred Shares that were not converted into shares of Common Stock on the Conversion Date pursuant to the Certificate of Designation (“Redeemed Shares”). Upon such redemption, (i) Seller is required to return the Redeemed Shares to the Counterparty, (ii) Seller will retain the Prepayment Amount relevant to the Redeemed Shares, and (iii) the number of shares subject to the Share Forward Transaction will be reduced by such number of Redeemed Shares. To the extent Seller chooses, in its sole discretion, to convert Series A Preferred Shares into an amount of Class A shares of Common Stock in excess of the Maximum Number of Shares, Seller will retain such Series A Preferred Shares and release to the Counterparty the corresponding Prepayment Amount.

At the Company’s sole option, upon 45 days’ written notice to Seller (the “PIPE Notice”), which notice would include the reasonably estimated total number of outstanding shares of Common Stock on a post-Closing pro forma basis, the Company may request that Seller enter into a mutually agreeable PIPE subscription agreement to commit to purchase an amount up to (i) $1.00 multiplied by (ii) the number of Shares Seller identifies in a preliminary notice in substantially the form of the Pricing Date Notice, to be delivered by Seller within two (2) trading days following receipt of the PIPE Notice, with each Share to be purchased in the PIPE to be purchased by Seller at $6.00 per share (the “PIPE Transaction”); provided that Seller shall have no obligation to purchase shares in the PIPE Transaction if Seller provides written notice to Counterparty at least 30 days prior to the Closing that Seller will not be purchasing shares in the PIPE Transaction. Should Seller decline to purchase PIPE shares, the Company may terminate the Confirmation Agreement without penalty (but shall still be responsible for payment of Consideration Shares (as defined below) to Seller and reimbursement of certain legal fees and operating expenses). Upon any such termination, Seller will return the Recycled Shares (as defined in the Confirmation Agreement) to Counterparty and Seller will retain the Prepayment Amount for the Recycled Shares. The shares purchased by Seller in the PIPE Transaction may be sold by Seller at any time and at any price, subject to the requirements of securities laws, without payment by Seller to Counterparty of any Early Termination Obligation (as defined below). In the event the Counterparty enters into one or more other similar subscription agreements, with any other investor at any time during the term of the Share Forward Transaction, that provide for terms materially more favorable to such other investor thereunder than the terms of the PIPE Transaction, the Counterparty will promptly inform Seller of such more favorable terms in writing, and Seller will have the right to elect to have such more favorable terms included in the subscription agreement for the PIPE Transaction, and if Seller has already entered into such subscription agreement for the PIPE Transaction, the parties will promptly amend the subscription agreement for the PIPE Transaction to effect the same.

For purposes of the Share Forward Transaction, the valuation date (the “Valuation Date”) will be the earlier to occur of (a) the date that is three years after the date of the Closing, (b) the date after the Closing specified by Seller in a written notice to be delivered to Counterparty at Seller’s sole discretion (which Valuation Date will not be earlier than the day such notice is effective) after the occurrence of any of (x) a VWAP Trigger Event (as defined below), (y) a Delisting Event (as defined in the Confirmation Agreement), or (z) a Registration Failure (as defined in the Confirmation Agreement) and (c) the date in which the number of Shares is zero. The VWAP Trigger Event will occur if (i) provided that Seller has purchased shares of Common Stock pursuant to the PIPE Transaction, the volume average price per share (“VWAP Price”), for any 40 trading days during a 60 consecutive trading day-period is below $3.00 per Share, and (ii) provided that Seller does not purchase shares of Common Stock pursuant to the PIPE Transaction, the VWAP Price, for any 20 trading days during a 30 consecutive trading day-period is below $3.00 per Share. On the Valuation Date, the Counterparty is obligated to pay to Seller a cash amount equal to the number of Shares as of the Valuation Date, multiplied by the VWAP Price over the Valuation Period (as defined in the Confirmation Agreement), provided that the amount may be adjusted as follows (as adjusted “Settlement Adjustment Amount”): if the Counterparty, at its option, has requested that Seller purchase Shares in the PIPE Transaction pursuant to the terms of the Confirmation Agreement, then (1) (a) the Maximum Number of Shares less (b) any Terminated Shares (as defined below) as of the Valuation Date, multiplied by (2) $2.00, and in all other cases, then (A) (i) the Maximum Number of Shares less (ii) any Terminated Shares as of the Valuation Date, multiplied by (B) the sum of (i) $1.00 and (ii) the product of (y)(I) the gross proceeds in the PIPE Transaction divided by (II) $6,000,000; provided however, that no Settlement Adjustment Amount shall be due if more than 50% of the Recycled Shares as of the Business Combination have been terminated prior to the Valuation Date.

The Counterparty has agreed to indemnify and hold harmless Seller, its affiliates, assignees and other parties described therein (the “Indemnified Parties”) from and against all losses, claims, damages and liabilities under the Confirmation Agreement and reimburse the Indemnified Parties for their reasonable expenses incurred in connection with such liabilities, subject to certain exceptions described therein, and has agreed to contribute to any amounts required to be paid by any Indemnified Parties if such indemnification is unavailable or insufficient to hold such party harmless.

As consideration for entering into the Share Forward Transaction, Counterparty will either (i) issue to Seller 500,000 Shares of Common Stock upon the Closing (the “Consideration Shares”), or (ii) to the extent Seller has already purchased Consideration Shares in the open market from third parties or otherwise holds such Consideration Shares and so notifies Counterparty prior to the date of the Closing, then on the Prepayment Date (as defined in the Confirmation Agreement), Counterparty will pay to Seller directly from the Seller’s trust account an amount equal to the product of (x) the number of Consideration Shares held by Seller at Closing and (y) the Redemption Price as defined in Section 9.2(a) of the Certificate of Incorporation (as defined below). Such Consideration Shares may be sold by Seller at any time and at any price, subject to the requirements of securities laws, without payment by Seller to Counterparty of any Early Termination Obligation (as defined below).

After the Closing, Seller may, in its absolute discretion, terminate the Share Forward Transaction, in whole or in part, by providing written notice to Counterparty which would specify the quantity by which the number of Shares will be reduced (such quantity, the “Terminated Shares”) and the Counterparty will be entitled to an amount from Seller, equal to the product of (x) the number of Terminated Shares and (y) the Reset Price (as defined below) in respect of such early termination price (an “Early Termination Obligation”). The Reset Price will initially be the Initial Price and upon the conversion of Series A Preferred Shares, the Initial Price will be $10.00 per Share and provided further that the Reset Price may be further reduced by any dilutive agreement executed by the Counterparty (other than certain grants or issuances under Counterparty’s equity compensation plans or shares underlying the warrants issued in connection with the Business Combination or pursuant to the PIPE Transaction).

Without the prior written consent of Seller, Counterparty will not, and Counterparty shall cause the target in the Business Combination to not enter into, negotiate or exchange terms with any other party for any other Share Forward Transaction or any other similar arrangement to the Share Forward Transaction until the earlier action (i) the termination of the Share Forward Transaction and (ii) the Closing.

On December 21, 2023, the Seller issued to the Counterparty Pricing Date Notice with respect to the 1,000,000 Series A Preferred Shares. The parties agreed for the Counterparty to pay the Prepayment Amount ($260,000,000) by netting such amount against the Aggregate Purchase Price owed by the Investor pursuant to the Share Purchase Agreement ($260,000,000).

On January 19, 2024, we received a written notice (the “Notice”) from the staff of NYSE Regulation of the New York Stock Exchange (“NYSE Regulation”) indicating that we were not in compliance with Section 1003(b)(i)(B) of the NYSE American LLC Company Guide (the “Company Guide”), which requires us to maintain a minimum of 300 public stockholders on a continuous basis. On February 15, 2024, we submitted a business plan to regain compliance with the minimum public shareholders requirement by September 30, 2024. NYSE Regulation accepted the plan and we are subject to periodic reviews including quarterly monitoring for compliance with such plan.

On April 17, 2024, the Company received an official notice of noncompliance (the “Delinquency Notice”) from NYSE Regulation stating that we were not in compliance with NYSE American continued listing standards (the “Filing Delinquency Notification”) due to the failure to timely file the Form 10-K for the year ended December 31, 2023 (the “Delinquent Report”) by the filing due date of April 16, 2024 (the “Filing Delinquency”). Within five days of the Filing Delinquency Notification, we (a) contacted NYSE Regulation to discuss the status of the Delinquent Report and (b) issued a press release disclosing the occurrence of the Filing Delinquency. We have been provided a six-month cure period, with an optional additional six-month cure period at the discretion of NYSE Regulation, who reserve the right at any time to immediately truncate the cure period or immediately commence suspension and delisting procedures. We believe that upon the filing of this Annual Report on 10-K on May 31, 2024, we will have cured the Filing Delinquency, however there can be no assurance that the Company will continue to comply with the NYSE American continued listing requirements.

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

Business Strategy

We will seek to capitalize on the significant industry experience and contacts of our management team and board of directors to identify, evaluate and acquire a target business. Our objective is to acquire a high-quality business that can generate attractive, risk-adjusted returns for stockholders. Our selection process will leverage Berenson’s and Navigation’s extensive global network of relationships, deep industry knowledge across multiple geographies, transaction execution experience and deal sourcing capabilities that provide access to a broad spectrum of acquisition opportunities, which we believe will differentiate us as a partner of choice to potential business combination opportunities.

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

Business Combination Criteria

We seek to merge with a private company operating in the software and technology-enabled services sector with recurring/predictable revenue and the prospect for high free cash flow conversion at scale. We focus on businesses with as many of the following characteristics as possible:

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

•

A Well-Defined Corporate Culture: We believe that companies are built by teams, not individuals; much of the value of exceptional leaders lies in their ability to cultivate a strong, defined and evolving corporate culture which can be used to attract and retain talent. Key attributes include accountability, ethics, empowerment, transparency and diversity of thought; and

•

Potential to Benefit from Our Expertise: We will rely on our advisory heritage to assist management in identifying, negotiating, financing and structuring transactions including acquisition and/or capital raises to support and accelerate long- term growth.

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination, including the Business Combination with Custom Health, may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

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

Initial Business Combination

The NYSE American listing rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the assets held in the trust account (excluding taxes payable on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% fair market value test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, with respect to the satisfaction of such criteria. Additionally, pursuant to the NYSE American rules, any initial business combination must be approved by a majority of our independent directors. Notwithstanding the foregoing, if we are not listed on the NYSE American at the time of our initial business combination, these rules will not be applicable to us.

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

Our units began trading on September 28, 2021 on the New York Stock Exchange the NYSE under the symbol “BACA.U.” Commencing on November 18, 2021, the Class A common stock and warrants comprising the units began separate trading on the NYSE under the symbols “BACA” and “BACA WS,” respectively. We received approval to transfer the listing of our Class A common stock from the NYSE to the NYSE American on March 1, 2023 and on March 2, 2023, we filed with the SEC a Current Report on Form 8-A with respect to the registration of our securities on the NYSE American. Commencing on March 13, 2023, our Class A common stock began trading on the NYSE American under the ticker symbol “BACA,” and effective February 3, 2023, our warrants are trading on the OTC Market under the symbol “BACA WS.”

Following the transfer of our listing from the NYSE to the NYSE American, we intend to continue to file the same periodic reports and other information we currently file with the SEC.

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares Class A common stock upon the completion of our initial business combination either: (i) in connection with a stockholder meeting called to approve the business combination; or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would typically require stockholder approval. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by applicable law or stock exchange listing requirements, or we choose to seek stockholder approval for business or other reasons.

We have until September 30, 2024 to complete our initial business combination. If we do not complete our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination by September 30, 2024.

Competition

We have in the past and, if the Business Combination with Custom Health is not completed, may in the future encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire.

Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses we could potentially acquire, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Our sponsor or any of its affiliates may make additional investments in us, although our sponsor and its affiliates have no obligation or other duty to do so. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating and completing an initial business combination.

Employees

We currently have two officers. Members of our management team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period to our company will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

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

We will provide stockholders with audited financial statements of a prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, United States generally accepted accounting principles (“U.S. GAAP”) or international financial reporting standards (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”). These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with, including the Proposed Transaction with Custom Health, because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We intend to file with the SEC a registration statement on Form S-4 relating to the Proposed Transaction that will include the audited financial statements of Custom Health. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with U.S. GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes- Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the worldwide market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of that fiscal year’s second fiscal quarter; or (ii) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider all of the risks described below, together with the other information contained in this report. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. For risk factors related to Custom Health and our proposed Business Combination, please review the S-4 Registration Statement, including the preliminary proxy statement/prospectus of the Company to be included therein, and the definitive proxy statement/prospectus, to be filed by the Company.

Risks Relating to Our Business and Financial Position

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2023, we had $115,435 of cash in our operating account and working capital deficit of $4,004,819. We incurred and expect to continue to incur significant costs in pursuit of its initial business combination. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. Although we are continuing our pursuit of an initial business combination, including the proposed Business Combination, there is no assurance that our plans to consummate an initial business combination will be successful by the Second Extended Date. As outlined in our amended and restated certificate of incorporation, if we do not complete an initial business combination by the Second Extended Date, we will cease operations and redeem our public shares through a wind-up of the Company and liquidation. These factors, among others, raise substantial doubt about our ability to continue as a going concern for one year from the issuance of these financial statements. Our financial statements contained in this Annual Report do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report its financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal controls over financial reporting surrounding our technical accounting for complex transactions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or, detected and corrected on a timely basis. In such a case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, our securities price may decline and we may face litigation as a result. Further, effective internal controls are necessary for us to provide reliable financial reports and prevent fraud.

In light of the material weakness identified, although we have to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply our financial statements. The plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. There can be no assurance that the measures taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

We are an early stage company with no operating history and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

We are an early stage company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination, including the Business Combination with Custom Health. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

Our sponsor, officers and directors have agreed to vote any founder shares and any public shares held by them in favor of our initial business combination. Our sponsor, officers and directors own shares representing 62.7% of our outstanding shares of common stock as of December 31, 2023. Because we generally only need a majority of the outstanding shares to be voted in favor of a proposed business combination to have such transaction approved, if our initial stockholders, officers and directors vote their shares as agreed, we have enough votes to have our initial business combination approved even if none of our public stockholders approve the transaction.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Additionally, since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Further, because we generally only need a majority of the outstanding shares to be voted in favor of a proposed business combination to have such transaction approved, if our initial stockholders, officers and directors vote their shares as agreed, we have enough votes to have our initial business combination approved even if none of our public stockholders approve the transaction. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential target businesses, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, we will only redeem our public shares so long as (after such redemptions) our net tangible assets, will be at least $5,000,001 either prior to or upon consummation of an initial business combination, after payment of the deferred underwriting commission related to our initial public offering (so that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to not be at least $5,000,001 either prior to or upon consummation of an initial business combination, after payment of the deferred underwriting commission, or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into another agreement for our initial business combination (if the Business Combination with Custom Health is not completed), we will not know how many stockholders may exercise their redemption rights in connection with the approval of the business combination and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

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

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

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

Such a purchase may include a contractual acknowledgement that such public stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling public stockholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of any such transaction could be to (i) vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, (ii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met or (iii) reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such transaction may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Any target business with which we ultimately consummate a business combination, including Custom Health, may be materially adversely affected by the past and ongoing impacts of COVID-19 coronavirus pandemic (including any potential public health crises) and the status of debt and equity markets.

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate an initial business combination could be materially and adversely affected. Furthermore, we may be unable to complete an initial business combination if outbreak of illnesses, pandemics and other public health crises that are outside of our control restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for an initial business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 (including variant mutations of the virus) and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate an initial business combination or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

Any target business with which we ultimately consummate a business combination, including the Business Combination with Custom Health, may be materially adversely affected by negative impacts on the global economy, capital markets or other geopolitical conditions resulting from the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the ongoing military conflict between Israel and Hamas.

The United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe. The United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. In early October 2023, Hamas launched assaults against Israeli citizens in Israel. Israel has responded aggressively with operations inside Gaza against Hamas. The foregoing events have caused substantial regional instability and world-wide concern and potential involvement.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions and the military conflict between Israel and Hamas could adversely affect our search for a business combination and any target business with which we ultimately consummate a business combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities, cross-border transactions or our ability to raise equity or debt financing in connection with any particular business combination. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, such as the Business Combination with Custom Health, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, the invasion of Ukraine by Russia and Belarus, and the impact of sanctions against Russia, Belarus, and related individuals and entities and the potential for retaliatory acts, could result in increased cyber-attacks against U.S. companies.

Inflation could adversely affect our business and results of operations.

In recent years, the economy in the United States and global markets encountered a material increase in the level of inflation. The past and ongoing impact of the COVID-19 pandemic, geopolitical developments such as the Russia-Ukraine conflict and military conflict between Israel and Hamas, and global supply chain disruptions continue to increase uncertainty in the outlook of near-term and long-term economic activity, including whether inflation will continue and how long, and at what rate. Increases in inflation raise our costs for commodities, labor, materials and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, along with the uncertainties surrounding the COVID-19 pandemic, geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly or dilutive for us to secure additional financing. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows.

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

The requirement that we complete our initial business combination by September 30, 2024 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination target, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by September 30, 2024. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation. On March 30, 2023, we held the special meeting at which our stockholders approved the Charter Amendment and the Trust Amendment. The Charter Amendment and the Trust Amendment extend the date by which we must consummate our initial business combination from March 30, 2023 to September 30, 2023 or such earlier date as determined by our board of directors. On September 27, 2023, we held the special meeting at which our stockholders approved the Second Extension to extend the date by which we must consummate our initial business combination from September 30, 2023 to September 30, 2024, or such earlier date as determined by our board of directors. Accordingly, we have until September 30, 2024, or such earlier date as determined by our board of directors, to consummate an initial business combination.

We may not be able to complete our initial business combination by September 30, 2024, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination by September 30, 2024. We may not be able to complete Business Combination with Custom Health or find another suitable target business and complete our initial business combination with them within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

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

Because of our limited resources and the significant competition for business combination opportunities, if we are unable to complete the Business Combination with Custom Health and have to seek another target, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their stock, and our warrants will expire worthless.

If we are unable to complete the Business Combination with Custom Health and have to seek another target, we may encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of the initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our initial business combination and we are obligated to pay cash for shares of our Class A common stock, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial business combination. If the Business Combination with Custom Health is not completed and we have to seek another target company, this could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.

Because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, including the recent invasion of Ukraine by Russia and the resulting sanctions and military conflict between Hamas and Israel, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination on terms favorable to our investors altogether.

If the net proceeds of the initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate at least until September 30, 2024, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination.

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

On September 26, 2023, we issued an unsecured promissory note (the “Note”) in the principal amount of up to $750,000 to our sponsor, which may be drawn down from time to time prior to the Maturity Date (defined below) upon request by us. The Note does not bear interest and the principal balance will be payable on the date on which we consummate our initial business combination (such date, the “Maturity Date”). The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. As of December 31, 2023, an aggregate amount of $100,000 was outstanding under the Note.

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

Changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

Recently, the market for directors’ and officers’ liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

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

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. The underwriters of the initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors.

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

On March 30, 2022, the SEC issued the SPAC Rule Proposals that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act. On January 24, 2024, the SEC issued final rules and guidance (the “Final Rules”) relating to special purpose acquisition companies, regarding, among other things, disclosure in SEC filings in connection with initial business combination transactions; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with a proposed business combination transaction; and the potential liability of certain participants in proposed business combination transactions. These rules may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto. The need for compliance with the Final Rules may cause us to liquidate the funds in the trust account or liquidate our company at an earlier time than we might otherwise choose. Were we to liquidate our company, our shareholders would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporation Law (the “DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible after September 30, 2024 (or the end of any further extension period) in the event we do not complete our initial business combination and, therefore, we do not intend to comply with those procedures.

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

If we were unable to complete the Business Combination with Custom Health and have to select another target business with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any such other target business’ operations.

We may pursue acquisition opportunities in any geographic region. While we may pursue an acquisition opportunity in any business industry or sector, we focused our search on companies operating in the software and technology-enabled services sector and remain open to evaluating other potential targets that meet our identified business combination criteria. Except that we are not, under our amended and restated certificate of incorporation, permitted to complete our initial business combination solely with another blank check company or similar company with nominal operations, we have flexibility in identifying and selecting a prospective acquisition candidate. Accordingly, if we were unable to complete the Business Combination with Custom Health, there is no basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all the significant risk factors relevant to such acquisition or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a target business. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such security holders are unlikely to have a remedy for such reduction in value.

If we were unable to complete the Business Combination with Custom Health, we may seek acquisition opportunities in industries outside of the software and technology-enabled services industry (which industries may or may not be outside of our management’s area of expertise).

Although we have focused on identifying business combination targets in the software and technology-enabled services industry, we will consider a business combination outside of the software and technology-enabled services industry (which industries may be outside our management’s area of expertise) if a business combination target is presented to us and we determine that such target offers an attractive acquisition opportunity for our company or we are unable to identify a suitable candidate in the software and technology-enabled services industry. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we may not adequately ascertain or assess all of the risks. An investment in our securities may ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination target.

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

Business combinations with businesses in the software and technology-enabled services industry entail special considerations and risks. If we are successful in completing a business combination with such a target business including the Business Combination with Custom Health, we may be subject to, and possibly adversely affected by, the following risks:

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

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses are not limited to businesses in the software and technology-enabled services industry. Accordingly, if we acquire a target business in another industry, these risks we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, if we are unable to complete the Business Combination with Custom Health, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

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

If we are unable to complete the Business Combination with Custom Health, we may seek acquisition opportunities with an early- stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel.

To the extent we complete our initial business combination with an early-stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors, and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, as is the case with the Business Combination with Custom Health, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

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

Our amended and restated certificate of incorporation will authorize the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of March 24, 2023, there are 34,387,500 shares of our common stock outstanding, consisting of 30,490,000 shares of Class A common stock and 3,897,500 shares of Class B common stock and 1,000,000 shares of Series A preferred stock outstanding. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, initially at a one-for-one ratio but subject to adjustment.

Additional dilution may be caused by the conversion of Series A Convertible Preferred Stock issued pursuant to the Share Purchase Agreement. Further, we may enter into one or more subscription agreements with certain PIPE investors (each, a “PIPE Subscription Agreement”), to, among other things, to increase the likelihood of Custom Health meeting the Closing Available Cash Conditions (as defined in the Business Combination Agreement) in connection with the Business Combination. Any equity issuances under such PIPE Subscription Agreements could result in dilution of the relative ownership interest of the non-redeeming public stockholders following the Business Combination.

We may issue a substantial number of additional shares of Class A common stock and may issue shares of preferred stock, in order to complete our initial business combination (including pursuant to a specified future issuance) or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions described herein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (1) extend the time we have to consummate a business combination beyond September 30, 2024 or (2) amend the foregoing provisions. The issuance of additional shares of common or preferred stock:

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

Resources have, in the past, and could, in the future, be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event has, in the past, and will, if it occurs in the future, result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

Although, except for the Note from the sponsor, we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination and affiliates of our sponsor could potentially provide such financing. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

We may only be able to complete one business combination with the proceeds of the initial public offering and the sale of the private placement warrants less redemption payments to date, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may materially negatively impact our operations and profitability.

As of December 31, 2023, we only had $11,214,335 held in our trust account. We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

Our amended and restated certificate of incorporation will not provide a specified maximum redemption threshold, except that we will only redeem our public shares so long as (after such redemptions) our net tangible assets, will be at least $5,000,001 (i) in the case of our initial business combination, either prior to or upon consummation of such initial business combination, after payment of the deferred underwriting commission or (ii) in the case of an amendment to our amended and restated certificate of incorporation (a) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination by September 30, 2024 or (b) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, upon such amendment (in each case such that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the initial public offering and the private placement warrants into the trust account and not release such amounts except in specified circumstances) may be amended if approved by holders of at least 65% of our common stock who attend and vote in a stockholder meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our outstanding common stock. In all other instances, our amended and restated certificate of incorporation provides that it may be amended by holders of a majority of our outstanding common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Unless specified in our amended and restated certificate of incorporation or bylaws, or as required by applicable law or stock exchange rules, the affirmative vote of a majority of the outstanding shares of our common stock that are voted is required to approve any such matter voted on by our stockholders, and, prior to our initial business combination, the affirmative vote of holders of a majority of the outstanding shares of our Class B common stock is required to approve the election or removal of directors. Our initial stockholders, who currently beneficially own 86.6% of our issued and outstanding shares common stock, and may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree.

Our sponsor, officers and directors have agreed, pursuant to a written agreement, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 30, 2024 or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors, which is filed as an exhibit to this report. Our public stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure-or abandon a particular business combination.

We are likely to be required to seek additional financing to allow us to complete our initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our sponsor, officers, directors or stockholders or any of their respective affiliates is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after the initial public offering), a conflict of interest may arise in determining whether a particular target business is appropriate for our initial business combination.

On June 25, 2021, our sponsor purchased an aggregate of 7,187,500 founder shares for an aggregate purchase price of $25,000, or $0.004 per share. In September 2021, our sponsor transferred an aggregate of 25,000 founder shares (for a total of 125,000 founder shares) to each of our independent directors and our special advisor at their original purchase price. Subsequently, on September 30, 2021, our sponsor sold an aggregate of 1,872,159 founder shares to the anchor investors at their original purchase price. Following the expiration of the underwriter’s over-allotment option, on November 12, 2021, our sponsor forfeited 310,000 founder shares. Additionally, on March 10, 2023, 2,980,000 founder shares were converted from Class B shares of common stock into 2,9800,000 shares of Class A common stock on a one-for-one basis, resulting in 3,897,500 outstanding as of December 31, 2023. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has purchased an aggregate of 7,502,000 private placement warrants for an aggregate purchase price of $7,502,000, or $1.00 per warrant, that will also be worthless if we do not complete our initial business combination.

The personal and financial interests of our sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the deadline for the completion of our initial business combination nears.

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

Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, as a result of their substantial ownership in our company, our initial stockholders may exert a substantial influence on other actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions.

If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial stockholders will exert significant influence over actions requiring a stockholder vote. For example, our initial stockholders have sufficient vote to approve an initial business combination even if none of our initial stockholders approve the transaction.

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

If we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our sponsor or its affiliates, without taking into account any founder shares held by our sponsor or such affiliates, as applicable, prior to such issuance) (the “newly issued price”), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the newly issued price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the newly issued price. This may make it more difficult for us to consummate an initial business combination with a target business.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, such as Custom Health, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

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

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	Social unrest, crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars, such as the recent invasion of Ukraine by Russia and military conflict between Israel and Hams;

•	deterioration of political relations with the United States;

•	obligatory military service by personnel; and

•	government appropriation of assets.

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

In addition, we may effect a business combination with a target company that has business operations outside of the United States, such as Custom Health, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

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

Since we have not consummated an initial business combination before December 31, 2023, any redemption or other repurchase that occurs after December 31, 2022 may be subject to the excise tax. At December 31, 2023, we have recorded an excise tax liability of $2,079,276. The foregoing could cause a reduction in the cash available on hand to complete our initial business combination.

We may not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), and ultimately prohibited by the same.

Our sponsor is Berenson SPAC Holdings I, LLC, a Delaware limited liability company. The sponsor currently owns 4,880,341 shares of common stock of the Company. BAC Brigade Holdings, LLC, is the managing member of the Sponsor and Jeffrey Berenson is the managing member of BAC Brigade Holdings, LLC. Jefferey Berenson is a U.S. person. U.S. persons hold a majority economic interest in the sponsor. We are a Delaware company. All of our officers and directors, except for one director, are U.S. persons. Custom Health is a Delaware corporation that is headquartered in the U.S. and Canada.

If CFIUS considers us to be a “foreign person” and Custom Health a U.S. business that may affect national security, we could be subject to such foreign ownership restrictions and/or CFIUS review. If the Business Combination with Custom Health falls within the scope of applicable foreign ownership restrictions, we may be unable to consummate the Business Combination. In addition, if the Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the Business Combination.

Although we do not believe that we would be considered a “foreign person”, CFIUS may take a different view and decide to block or delay the Business Combination, impose conditions to mitigate national security concerns with respect to the Business Combination, order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance, or impose penalties if CFIUS believes that the mandatory notification requirement applied. Additionally, the laws and regulations of other U.S. government entities may impose review or approval procedures on account of any foreign ownership by the sponsor. If we were to seek an initial Business Combination other than the Business Combination, the pool of potential targets with which we could complete the Business Combination may be limited as a result of any such regulatory restriction. Moreover, the process of any government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete the Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders would be entitled to redemption of 100% of the public shares, at a per-share price, payable in cash, equal to the quotient obtained by dividing (A) the aggregate amount then on deposit in the Trust Account, including interest not previously released to us to pay our income taxes (less up to $100,000 of interest to pay dissolution expenses), by (B) the total number of then-issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any). Moreover, the public shareholders would lose the investment opportunity in a target company, any price appreciation in the combined companies, and the warrants would expire worthless.

The SEC issued final rules to regulate special purpose acquisition companies that may increase our costs and the time needed to complete our initial business combination.

With respect to the regulation of special purpose acquisition companies like the Company (“SPACs”), on January 24, 2024, the SEC adopted the previously proposed rules (the “2024 SPAC Rules “) on January 24, 2024 relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions. These 2024 SPAC Rules may increase the costs of and the time needed to negotiate and complete the Business Combination, and may constrain the circumstances under which we could complete the Business Combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

•	each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not intend to spend a considerable amount of time actively managing the assets in the trust account for the primary purpose of achieving investment returns. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be held as cash or invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. This offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the completion window, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act.

Further, under the subjective test of a “investment company” pursuant to Section 3(a)(1)(A) of the Investment Company Act, even if the funds deposited in the trust account were invested in the assets discussed above, such assets, other than cash, are “securities” for purposes of the Investment Company Act and, therefore, there is a risk that we could be deemed an investment company and subject to the Investment Company Act.

In the adopting release for the Final Rules, the SEC provided guidance that a SPAC’s potential status as an “investment company” depends on a variety of factors, such as a SPAC’s duration, asset composition, business purpose and activities and “is a question of facts and circumstances” requiring individualized analysis. If we were deemed to be subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. Unless we are able to modify our activities so that we would not be deemed an investment company, we would either register as an investment company or wind down and abandon our efforts to complete an initial business combination and instead liquidate the Company. As a result, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and would be unable to realize the potential benefits of an initial business combination, including the possible appreciation of the combined company’s securities.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, the interest earned on the funds held in the trust account may be materially reduced, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

We intend to initially hold the funds in the trust account as cash or in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. U.S. government treasury obligations are considered “securities” for purposes of the Investment Company Act, while cash is not. As noted above, one of the factors the SEC identified as relevant to the determination of whether a SPAC which holds securities could potentially be deemed an “investment company” under the Investment Company Act is the SPAC’s duration. To mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation of the company. Following such liquidation, the rate of interest we receive on the funds held in the trust account may be materially decreased. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the company.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) the completion of our initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (a) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 30, 2024 or (b) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (iii) the redemption of all of our public shares if we have not completed our initial business combination by September 30, 2024, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination by September 30, 2024 for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond by September 30, 2024 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

NYSE American may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Class A common stock is listed on the NYSE American. We cannot assure you that our securities will continue to be listed on the NYSE American in the future or prior to our initial business combination. On January 19, 2024, we received the Notice from the staff of NYSE Regulation of the NYSE Regulation indicating that we were not in compliance with Section 1003(b)(i)(B) of the Company Guide which requires us to maintain a minimum of 300 public stockholders on a continuous basis. On February 15, 2024, we submitted a business plan to regain compliance with the minimum public shareholders requirement by September 30, 2024. NYSE Regulation accepted the plan and we are subject to periodic reviews including quarterly monitoring for compliance with such plan. On April 17, 2024, we received the Delinquency Notice from NYSE Regulation due to the Filing Delinquency. We believe that upon the filing of this Annual Report on Form 10-K we will have cured the Filing Delinquency, however there can be no assurance that we will continue to comply with the NYSE American continued listing requirements.

In order to continue listing our securities on the NYSE American prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in stockholders equity and a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE initial listing requirements, which are more rigorous than the NYSE American’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE American. For instance, our stock price would generally be required to be at least $3.00 per share our total market capitalization would be required to be at least $75.0 million, the aggregate market value of publicly held shares would be required to be at least $20.0 million and we would be required to have at least 400 shareholders upon the consummation of our initial business combination. We may not be able to meet those initial listing requirements at that time.

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

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the COVID-19 pandemic, the invasion of Ukraine by Russia and resulting sanctions, military conflict between Israel and Hamas, and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases). An active trading market for our securities may not fully develop or be sustained. Additionally, if our securities become delisted from the NYSE American for any reason, and are quoted on the OTC Pink Sheets, an inter-dealer automated quotation system for equity securities not listed on a national exchange, the liquidity and price of our securities may be more limited than if we were listed on the NYSE American or another national exchange. You may be unable to sell your securities unless a market can be fully developed and sustained.

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

The following table shows the public stockholders’ and our sponsor’s investment per share and how these compare to the implied value of one share of Class A common stock upon the completion of our initial business combination. The following table assumes that (i) our valuation is $11,315,472 (which is the approximate amount we have in the trust account for our initial business combination as of March 4, 2024), (ii) no interest is earned on the funds held in the trust account, (iii) no public shares are redeemed in connection with our initial business combination and (iv) all founder shares are held by our initial stockholders upon completion of our initial business combination, and does not take into account other potential impacts on our valuation at the time of the initial business combination such as (i) the value of our public and private placement warrants, (ii) the trading price of our Class A common stock, (iii) any equity issued or cash paid to the target’s sellers, (iv) any equity issued to other third-party investors, or (v) the target’s business itself.

Class A common stock held by public stockholders	1,065,468 shares
Founder Shares held by our initial stockholders	6,877,500 shares
Total shares of common stock	7,942,968 shares
Total funds in trust at the initial business combination	$11,315,472
Public stockholders’ investment per share of Class A common stock(1)	$10.00
Our initial stockholders’ investment per share of founder shares(2)	$0.004
Implied value per share of Class A common stock upon the initial business combination(3)	$1.42

(1)	While the public stockholders’ investment is in both the public shares and the public warrants, for purposes of this table the full investment amount is ascribed to the public shares only.
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

Based on these assumptions, each share of Class A common stock would have an implied value of $1.42 per share upon completion of our initial business combination, representing an 82% decrease from the initial implied value of $8.00 per public share. While the implied value of $1.42 per share of Class A common stock upon completion of our initial business combination would represent a dilution to our public stockholders, this would represent a significant increase in value for our initial stockholders relative to the price they paid for each founder share. At $1.42 per share of Class A common stock, the 6,877,500 shares of Class A common stock that our initial stockholders would own upon completion of our initial business combination (assuming the underwriters’ overallotment option is not exercised and after automatic conversion of the 3,897,500 founder shares) would have an aggregate implied value of $9,766,050. As a result, even if the trading price of our Class A common stock significantly declines, the value of the founder shares held by our initial stockholders will be significantly greater than the amount our initial stockholders paid to purchase such shares. In addition, our initial stockholders could potentially recoup their entire investment in our company even if the trading price of our Class A common stock after the initial business combination is as low as $1.42 per share. As a result, our initial stockholders are likely to earn a substantial profit on their investment in us upon disposition of its shares of Class A common stock even if the trading price of our Class A common stock declines after we complete our initial business combination even if the value of the public shares declines significantly. Our initial stockholders may therefore be economically incentivized to complete an initial business combination with a riskier, weaker- performing or less-established target business than would be the case if our initial stockholders had paid the same per share price for the founder shares as our public stockholders paid for their public shares.

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

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

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

The private placement warrants are identical to the warrants sold as part of the units in the initial public offering except that, so long as they are held by our sponsor or its permitted transferees: (i) they will not be redeemable by us; (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination; (iii) they may be exercised by the holders on a cashless basis; and (iv) they (including the shares of common stock issuable upon exercise of these warrants) are entitled to registration rights. The private placement warrants will not vote on any amendments to the warrant agreement discussed elsewhere in this report.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any.

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

On March 10, 2023, 2,980,000 shares of Class B common stock held by our sponsor were converted into 2,980,000 shares of Class A common stock on a one-for-one basis. As of March 22, 2024, there were 7,942,968 shares of common stock issued and outstanding, consisting of 4,045,468 shares of Class A common stock and 3,897,500 shares of Class B common stock, and there were 1,000,000 shares of preferred stock issued and outstanding.

Holders of Record

On March 10, 2024, there were two holders of record of our Class A common stock, 36 holders of record of our Class B common stock and two holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

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

On October 22, 2021, the underwriters partially exercised their over-allotment option and purchased 2,510,000 additional units at $10.00 per unit, generating additional gross proceeds of $25,100,000. In addition, October 22, 2021, simultaneously with the partial exercise of the over- allotment option by the underwriters, the sponsor purchased an additional 502,000 private placement warrants at $1.00 per private placement warrant, generating additional gross proceeds of $502,000.

We paid a total of $5,000,000 in underwriting discounts and commissions and $506,471 for other costs and expenses related to our initial public offering. In addition, BofA Securities, Inc. (“BoA”) and Wells Fargo Securities, LLC (“Wells Fargo”) agreed to defer $9,628,500 in underwriting commissions, which amount will be payable upon consummation of our initial business combination, if consummated. On November 27, 2023 and November 29, 2023, by formal notice in writing to us and at our request, BoA and Wells Fargo, respectively, constituting all of the underwriters of the IPO, gratuitously waived their rights to 100% of the $9,628,500 deferred fee payable in connection with our initial public offering.

After deducting the underwriting commissions (excluding the deferred portion of $9,628,500 in underwriting commissions) and the offering expenses, the total net proceeds from our initial public offering (including the partial exercise of the over-allotment option) and the private placement were $275,100,000, of which $275,100,000 (or $10.00 per unit sold in our initial public offering) was placed in the trust account. On September 30, 2021, we repaid our sponsor $176,000 in satisfaction of outstanding loans. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on September 29, 2021.

On March 30, 2023, we held the special meeting at which our stockholders approved the Charter Amendment and the Trust Amendment. The Charter Amendment and the Trust Amendment extend the date by which we must consummate our initial business combination from March 30, 2023 to September 30, 2023 or such earlier date as determined by our board of directors.

In connection with the stockholder vote to approve the First Extension, the holders of 24,899,629 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.18 per share, for an aggregate redemption amount of approximately $253.4 million, leaving approximately $26.6 million in the trust account, immediately following the redemptions. In connection with the Charter Amendment, we entered into a non-redemption agreement with our sponsor and one or more unaffiliated third party or parties, pursuant to which such third party or parties agreed to not redeem an aggregate 1,959,269 shares of Class A common stock in connection with the extension vote, in exchange for our sponsor’s commitment to transfer an aggregate of 489,819 founder shares to such third party or parties immediately following the closing of an initial business combination.

On September 27, 2023, we held the special meeting at which our stockholders approved the Second Extension to extend the date by which we must consummate our initial business combination from September 30, 2023 to September 30, 2024 or such earlier date as determined by our board of directors.

In connection with the stockholder vote to approve the Second Extension, the holders of 1,544,903 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.40 per share, for an aggregate redemption amount of approximately $16.1 million, leaving approximately $11.1 million in the trust account. In connection with the Second Extension, we entered into a non-redemption agreement with our sponsor and one or more unaffiliated third party or parties, pursuant to which such third party or parties agreed to not redeem an aggregate 655,715 shares of Class A common stock of the Company sold in its initial public offering in connection with the vote to approve the Second Extension.

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

On October 22, 2021, the underwriters partially exercised their over-allotment option and purchased 2,510,000 additional units at $10.00 per unit, generating additional gross proceeds of $25,100,000. In addition, October 22, 2021, simultaneously with the partial exercise of the over- allotment option by the underwriters, the sponsor purchased an additional 502,000 private placement warrants at $1.00 per private placement warrant, generating additional gross proceeds of $502,000.

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

Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our tax obligations, the funds held in the trust account will not be released from the trust account until the earliest of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (a) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem or to redeem 100% of our public shares if we do not complete our initial business combination by September 30, 2024 or (b) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we do not complete our initial business combination by September 30, 2024, subject to applicable law.

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

On March 21, 2023, we filed with the SEC a Current Report on Form 8-K relating to the entry into a non-redemption agreement (the “Non-Redemption Agreement”) with the sponsor, one or more unaffiliated third party or parties in exchange for such third party or third parties agreeing not to redeem an aggregate of 1,959,269 shares of our Class A common stock, sold in our initial public offering (the “Non-Redeemed Shares”) at the special meeting of stockholders discussed above. In exchange for the foregoing commitments not to redeem such shares, our sponsor has agreed to transfer to such third party or third parties an aggregate of 489,819 shares of our Class A common stock held by the sponsor immediately following consummation of an initial business combination if they continue to hold such Non-Redeemed Shares through the special meeting. The Non- Redemption Agreement was not expected to increase the likelihood that the proposal to amend the charter is approved by our stockholders but increased the amount of funds that remained in our trust account following the special meeting.

On March 30, 2023, we held the special meeting at which our stockholders approved the Charter Amendment and the Trust Amendment. The Charter Amendment and the Trust Amendment extend the date by which we must consummate our initial business combination from March 30, 2023 to September 30, 2023 or such earlier date as determined by our board of directors. On September 27, 2023, we held the special meeting at which our stockholders approved the Second Extension to extend the date by which we must consummate our initial business combination from September 30, 20203 to September 30, 2024 or such earlier date as determined by our board of directors. Accordingly, we have until September 30, 2024, or such earlier date as determined by our board of directors, to consummate an initial business combination.

On December 22, 2023, the Company entered the Business Combination Agreement with Custom Health and Merger Sub. If the Business Combination Agreement and the transactions contemplated thereby are adopted and approved by our stockholders, and the Business Combination is subsequently completed, Merger Sub will merge with and into Custom Health, with Custom Health continuing as the surviving company after the Merger, as a result of which Custom Health will become a wholly-owned subsidiary of the Company. The Proposed Transaction is subject to customary conditions of the respective parties, including the approval of the business combination by our stockholders.

On January 19, 2024, we received the Notice from the staff of NYSE Regulation of the NYSE Regulation indicating that we were not in compliance with Section 1003(b)(i)(B) of the Company Guide which requires us to maintain a minimum of 300 public stockholders on a continuous basis. On February 15, 2024, we submitted a business plan to regain compliance with the minimum public shareholders requirement by September 30, 2024. The plan is currently under review by the staff of NYSE Regulation. If NYSE Regulation accepts the plan, we will be notified in writing and will be subject to periodic reviews including quarterly monitoring for compliance with such plan. If NYSE Regulation does not accept the plan, we will be subject to delisting procedures.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 1, 2021 (inception) through December 31, 2023 were organizational activities and those necessary to prepare for our initial public offering, and since our initial public offering, our activity has been limited to identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the year ended December 31, 2023, we had net loss of $(20,814,064), which consists of operating costs of $2,487,003, income tax expense of $766,116, forward purchase liabilities upon issuance of $22,763,000, offset by interest income of $3,749,902, forgiveness of deferred underwriting fee of $466,982, change in fair value of forward purchase liabilities of $847,000, and change in fair value of derivative warrant liabilities of $138,171.

For the year ended December 31, 2022, we had net income of $10,923,646, which consisted of operating costs of $1,622,628, income tax expense of $749,165 offset by interest income of $3,867,960 and change in fair value of derivative warrant liabilities of $9,427,479.

Liquidity and Capital Resources

As of December 31, 2023 and 2022, we had cash of 115,435 and $250,453, respectively. Until the consummation of our initial public offering, our only source of liquidity was an initial purchase of founder shares by our sponsor and loans from our sponsor.

On September 30, 2021, we consummated our initial public offering of 25,000,000 units, at $10.00 per unit, generating gross proceeds of $250,000,000. Simultaneously with the closing of our initial public offering, we consummated the private placement of 7,000,000 private placement warrants to our sponsor at a price of $1.00 per private placement warrant, generating gross proceeds of $7,000,000.

Following our initial public offering (including the partial exercise of the over-allotment option), and the sale of the private placement warrants, a total of $275,100,000 was placed in the trust account. We incurred $15,636,971 in transaction costs, including $5,502,000 of underwriting commissions, $9,628,500 of deferred underwriting commissions and $506,471 of other costs. On November 27, 2023 and November 29, 2023, by formal notice in writing to us and at our request, BoA and Wells Fargo, respectively, constituting all of the underwriters of the IPO, gratuitously waived their rights to 100% of the $9,628,500 deferred fee payable in connection with our initial public offering.

For the year ended from December 31, 2023, cash used in operating activities was $24,034,203. Net loss of $(20,814,064) was affected by interest earned on marketable securities held in the trust account of $3,742,685, change in fair value of derivative warrant liabilities of $138,171 forgiveness of deferred underwriting fee of $466,982 and changes in operating assets and liabilities, which provided $1,127,699 of cash from operating activities.

For the year ended December 31, 2022, cash used in operating activities was $608,729. Net income of $10,923,646 was offset by interest earned on marketable securities held in the Trust Account of $3,865,691, change in fair value of derivative warrant liabilities of $9,427,479 and changes in operating assets and liabilities used $1,760,795 of cash for operating activities.

As of December 31, 2023 and 2022, respectively, we had cash and cash held in the trust account of $11,329,770 and $279,032,852. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2023, the Company had cash held outside the Trust Account of $115,435 and a working capital deficit of $4,004,819. The Company may need to raise additional capital in order to operate the Company’s business prior to its initial Business Combination through loans or additional investments. The Company’s officers, directors, Sponsor or affiliate of the Sponsor may, but are not obligated to loan the Company funds to meet working capital needs. Accordingly, the Company may not be able to obtain additional financing to meet its current obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that because of the conditions described above, the Company may lack the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management continues to evaluate the past and ongoing impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of its operations and/or our ability to consummate an initial business combination, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to consummate an initial business combination may also be dependent on raising additional equity and debt financing, which may be impacted by the COVID-19 pandemic and resulting market volatility. The impact of the COVID-19 pandemic on our results of operations, financial position and cash flows will depend on future developments, including the continued duration and spread of the pandemic and related advisories and restrictions, which are highly uncertain and cannot be predicted.

Contractual Obligations

We do not have any long-term debt obligations (except for the Note described above), capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay our sponsor a monthly fee of $10,000 for office space, secretarial and administrative support. We began incurring these fees on September 28, 2021 and will continue to incur these fees monthly until the earlier of the completion of our initial business combination and our liquidation.

The underwriters of our initial public offering are entitled to a deferred underwriting commission of $0.35 per unit, or $9,628,500 in the aggregate. Subject to the terms of the underwriting agreement, (i) the deferred underwriting commission was placed in the trust account and will be released to the underwriters only upon the completion of our initial business combination and (ii) the deferred underwriting commission will be waived by the underwriters in the event that we do not complete our initial business combination. On November 27, 2023 and November 29, 2023, by formal notice in writing to us and at our request, BoA and Wells Fargo, respectively, constituting all of the underwriters of the IPO, gratuitously waived their rights to 100% of the $9,628,500 deferred fee payable in connection with our initial public offering.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Net Income (Loss) per Share of Common Stock

We apply the two-class method in calculating net (loss) income per share of common stock. The contractual formula utilized to calculate the redemption amount approximates fair value. The class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend for the purposes of the numerator in the earnings per share calculation. Net (loss) income per share of common stock is computed by dividing the pro rata net (loss) income between the shares of Class A common stock and the shares of Class B common stock by the weighted average number of shares common stock outstanding for each of the periods. The calculation of diluted (loss) income per share of common stock does not consider the effect of the warrants and rights issued in connection with our initial public offering since the exercise of the warrants and rights are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for 21,257,000 shares of Class A common stock in the aggregate.

Public Warrants and Private Placement Warrants

We account for the public warrants and the private placement warrants in accordance with ASC Topic 815—40, Derivatives and Hedging, Contracts in Entity’s Own Equity, under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statements of operations in the period of change. As of December 31, 2023, the estimated fair value of the public warrants was determined by their public trading price and the estimated fair value of the private placement warrants was determined using a modified Black-Scholes valuation model using Level 3 inputs such as exercise price, stock price, volatility, term, risk-free rate and dividend yield.

Forward Purchase Liabilities

We account for forward purchase liabilities in accordance with ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815-40. The Forward Purchase Liabilities were recorded and measured at fair value at inception and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the accompanying statement of operations in the period of change. The estimated fair value of the forward purchase liabilities was determined using a probability weighted Black-Scholes and discounted cash flow valuation models using Level 3 inputs such as exercise price, stock price, volatility, term, risk-free rate and dividend yield.

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

Evaluation of Disclosure Controls and Procedures

As of the fiscal year ended December 31, 2023, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our principal executive officer and principal financial and accounting officer. Based upon that evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of the end of such fiscal year, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting surrounding our technical accounting for complex transactions. As a result, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the years presented.

Management is in the process of implementing remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting process after the recently identified material weakness noted above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control Over Financial Reporting

Other than as discussed above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our system of internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based upon criteria in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023 due to the identified material weakness described above.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Title
Jeffrey Berenson	73	Chairman of the Board of Directors
Mohammed Ansari	49	Chief Executive Officer and Director
Amir Hegazy	37	Chief Financial Officer
David Panton	52	Director
Carl Ferenbach	81	Independent Director
Kay Kapoor	60	Independent Director
Ronald Kasner	51	Independent Director
Gal Munda	40	Independent Director

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

Mr. Ferenbach is a co-founder of Berkshire Partners LLC (“Berkshire”), a private equity investment firm based in Boston, MA, founded in 1986. Berkshire has managed ten private equity investment funds and the Stockbridge Fund representing over $21 billion of capital. He was a Managing Director at Berkshire and is now a Senior Advisor.

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

Special Advisor

In addition to our management team, we are supported by a special advisor. We currently expect our special advisor to (i) assist us in sourcing and negotiating with potential business combination targets, (ii) provide business insights when we assess potential business combination targets and (iii) upon our request, provide business insights as we work to create additional value in the business or businesses that we acquire. In this regard, our special advisor fulfils some of the same functions as our board members; however, he does not owe any fiduciary obligations to us nor does he perform board or committee functions or have any voting or decision-making capacity on our behalf. He also is not required to devote any specific amount of time to our efforts. Our special advisor does not have any employment, consulting fee or other similar compensation arrangements with us.

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

Based solely upon a review of such forms furnished to us during the most recent fiscal year, or written representations that no Forms 5 were required, we believe that that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2023.

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

Clawback Policy

On December 20, 2023, our board of directors adopted a clawback policy (the “Clawback Policy”) permitting the Company to seek the recovery of incentive compensation received by any of the Company’s current and former executive officers (as determined by the board in accordance with Section 10D of the Exchange Act and NYSE rules) and such other senior executives/employees who may from time to time be deemed subject to the Clawback Policy by the board (collectively, the “Covered Executives”). The amount to be recovered will be the excess of the incentive compensation paid to the Covered Executive based on the erroneous data over the incentive compensation that would have been paid to the Covered Executive had it been based on the restated results, as determined by the board. If the board cannot determine the amount of excess incentive compensation received by the Covered Executive directly from the information in the accounting restatement, then it will make its determination based on a reasonable estimate of the effect of the accounting restatement. Refer to Exhibit 97.1 of this report for the Company’s Clawback Policy.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 4, 2024, by:

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

We have based our calculation of the percentage of beneficial ownership on 7,942,968 shares of common stock outstanding on March 4, 2024, consisting of 4,045,468 shares of Class A common stock and 3,897,500 shares of Class B common stock.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
Berenson SPAC Holdings I, LLC/ Jeffrey Berenson(2)(3)	2,980,000	73.7%	1,900,341	48.8%	61.4%
David Panton(4)	—	—	—	—	—
Mohammed Ansari(4)	—	—	—	—	—
Amir Hegazy(4)	—	—	—	—	—
Carl Ferenbach(2)(4)	—	—	25,000	*	*
Kay Kapoor(2)	—	—	25,000	*	*
Ronald Kasner(2)	—	—	25,000	*	*
Gal Munda(2)	—	—	25,000	*	*
All directors and executive officers as a group (eight individuals)	2,980,000	73.7%	2,000,341	51.3%	62.7%
RiverNorth Capital Management, LLC(5)	285,715	7.1%	—	—	3.6%
Farallon Partners, L.L.C.(6)	285,715	7.1%	187,500	4.8%	6.0%
Sea Otter Advisors LLC(7)	258,615	6.4%	—	—	3.3%

*	Less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 667 Madison Avenue, 18th Floor, New York, New York 10065.
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
(5)

Based on a Schedule 13G/A filed with the SEC on February 14, 2024 by RiverNorth Capital Management, LLC, a Delaware limited liability company. The business address of RiverNorth Capital Management, LLC is 360 S. Rosemary Avenue, Ste. 1420, West Palm Beach, Florida 33401

(6)

Based on an Amendment No. 3 to Schedule 13G filed with the SEC on January 30, 2024 by Farallon Capital Partners, L.P. (“FCP”), Farallon Capital Institutional Partners, L.P. (“FCIP”), Farallon Capital Institutional Partners II, L.P. (“FCIP II”), Farallon Capital Institutional Partners III, L.P. (“FCIP III”), Four Crossings Institutional Partners V, L.P. (“FCIP V”), Farallon Capital Offshore Investors II, L.P. (“FCOI II”), Farallon Capital F5 Master I, L.P. (“F5MI”), Farallon Capital (AM) Investors, L.P. (“FCAMI”) (collectively, the “Farallon Funds”), with respect to the securities held directly by each respective fund. Farallon Partners, L.L.C. (the “Farallon GP”), as the general partner of each of FCP, FCIP, FCIP II, FCIP III, FCOI II and FCAMI, and as the sole member of the FCIP V General Partner, may be deemed to be a beneficial owner of the shares held by the Farallon Funds other than F5MI. Farallon Institutional (GP) V, L.L.C. (the “FCIP V General Partner”), as the general partner of FCIP V, may be deemed to be a beneficial owner of the shares held by FCIP V. Farallon F5 (GP), L.L.C. (the “F5MI General Partner”), as the general partner of F5MI, may be deemed to be a beneficial owner of the shares held by F5MI. Farallon Capital Management, L.L.C. (the “Management Copmany”), as the manager of the SPV, which is an investment vehicle managed by the Management Company, with respect to the Class A common stock acquirable by the SPV upon the conversion of the Class B common stock it holds. Each of Joshua J. Dapice, Philip D. Dreyfuss, Hannah E. Dunn, Richard B. Fried, Varun N. Gehani, Nicolas Giauque, David T. Kim, Michael G. Linn, Rajiv A. Patel, Thomas G. Roberts, Jr., Edric C. Saito, William Seybold, Daniel S. Short, Andrew J. M. Spokes, John R. Warren, and Mark C. Wehrly (collectively, the “Farallon Individual Reporting Persons”), as a managing member or senior managing member, as the case may be, of the Farallon GP, and as a manager or senior manager, as the case may be, of the FCIP V General Partner and the F5MI General Partner, in each case with the power to exercise investment discretion, may be deemed to be a beneficial owner of the shares held by the Farallon Funds and acquirable by the SPV. Each of the Farallon GP, the FCIP V General Partner, the F5MI General Partner and the Farallon Individual Reporting Persons hereby disclaims any beneficial ownership of any such shares. The business address of each of these reporting persons is c/o Farallon Capital Management, L.L.C., One Maritime Plaza, Suite 2100, San Francisco, California 94111.

(7)

Based on a Schedule 13G/A filed with the SEC on April 4, 2024 by Sea Otter Advisors LLC, a company incorporated in Delaware, which serves as the investment advisor to Sea Otter Trading LLC. The business address of Sea Otter Advisors LLC is 107 Grand St, 7th Floor, New York, New York 10013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On June 25, 2021, we issued 7,187,500 founder shares to our sponsor for an aggregate purchase price of $25,000, or approximately $0.004 per share. On September 15, 2021, our sponsor transferred an aggregate of 25,000 founder shares to each of our independent directors and our special advisor (for a total of 125,000 founder shares) for their original purchase price. Subsequently, on September 30, 2021, our sponsor sold an aggregate of 1,872,159 founder shares to the anchor investors at their original purchase price. Following the expiration of the underwriter’s over-allotment option, on November 12, 2021, our sponsor forfeited 310,000 founder shares, so that our initial stockholders currently own approximately 86.6% of our issued and outstanding shares of common stock. At December 31, 2023, there were 3,897,500 founder shares issued and outstanding.

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

On September 26, 2023, the Company issued the Note in the principal amount of up to $750,000 to the sponsor, which may be drawn down from time to time prior to the Maturity Date upon request by the Company. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial business combination. The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. As of December 31, 2023, $100,000 is outstanding under the Note.

On December 22, 2023, concurrently with the execution of the Business Combination Agreement, the sponsor, the Company and Custom Health entered into the Sponsor Support Agreement, pursuant to which, among other things, the sponsor agreed to (i) vote all of its shares of common stock of the Company (or execute and deliver an action by written consent) in favor of the Proposed Transaction, including the Merger; (ii) not redeem its shares of common stock of the Company, and waive its anti-dilution protection with respect to its shares of Class B common stock of the Company; and (iii) subject to forfeiture 1,719,375 of the Founder Earn-Out Shares held by our sponsor and by certain other stockholders of the Company who agree to participate in such earn-out.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors will loan us funds as may be required. If we complete our initial business combination, we expect to repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of December 31, 2023 there were no amounts outstanding under any working capital loans.

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

The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans (and any shares of Class A common stock issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the founder shares) are entitled to registration rights pursuant to a registration rights agreement entered into on September 27, 2021, requiring us to register such securities for resale (in the case of the founder shares, only after conversion to our Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up periods. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Grant Thornton LLP in connection with regulatory filings. The aggregate fees billed by Grant Thornton LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC totaled $94,870 for the year ended December 31, 2023. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings, issuance of comfort letters, consents and related services in connection with our initial public offering.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Grant Thornton LLP for consultations concerning financial accounting and reporting for the year ended December 31, 2023.

Tax Fees. We did not pay Grant Thornton LLP for tax planning and tax advice for the year ended December 31, 2023.

All Other Fees. We did not pay Grant Thornton LLP for other services for the year ended December 31, 2023.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

None.

(3)	Exhibits: Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*); all exhibits not so designated are incorporated by reference to a prior SEC filing as indicated.

Exhibit No.	Description

2.1(11)	Business Combination Agreement, dated as of December 22, 2023, by and among Berenson Acquisition Corp. I, Custom Health, Inc. and Continental Merger Sub Inc.

3.1(1)	Amended and Restated Certificate of Incorporation of the Company

3.2(2)	Bylaws

3.3(5)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated March 28, 2023.

3.4(7)	Certificate of Second Amendment to the Amended and Restated Certificate of Incorporation of the Company dated September 27, 2023.

3.5(8)	Certificate of Designation of Series A Convertible Preferred Stock

4.1(2)	Specimen Unit Certificate

4.2(2)	Specimen Class A Common Stock Certificate

4.3(2)	Specimen Warrant Certificate

4.4(1)	Warrant Agreement, dated September 27, 2021, between the Company and Continental Stock Transfer & Trust Company

4.5*	Description of Securities

10.1(2)	Promissory Note, dated June 21, 2021, issued to Berenson SPAC Holdings I, LLC

10.2(2)	Subscription Agreement for Founder Shares, dated June 25, 2021, between the Company and Berenson SPAC Holdings I, LLC

10.3(1)	Letter Agreement, dated September 27, 2021, by and among the Company, Berenson SPAC Holdings I, LLC, and each of the executive officers, directors and initial stockholders of the Company

10.4(1)	Investment Management Trust Agreement, dated September 27, 2021, between the Company and Continental Stock Transfer & Trust Company

10.5(1)	Registration Rights Agreement, dated September 27, 2021, among the Company, Berenson SPAC Holdings I, LLC and certain security holders

10.6(1)	Private Placement Warrants Subscription Agreement, dated September 27, 2021, between the Company and Berenson SPAC Holdings I, LLC

10.7(1)	Administrative Services Agreement, dated September 27, 2021, between the Company and Berenson SPAC Holdings I, LLC

10.8(2)	Form of Indemnity Agreement

10.9(1)	Underwriting Agreement, dated September 27, 2021, by and among the Company, BofA Securities, Inc. and Wells Fargo Securities, LLC

10.10(4)	Form of Non-Redemption Agreement, dated March 20, 2023, by and among the Company, Berenson SPAC Holdings I, LLC, and certain investors

10.11(5)	Amendment to the Investment Management Trust Agreement, dated March 28, 2023, by and between the Company and Continental Stock Transfer & Trust Company.

10.12(6)	Form of Non-Redemption Agreement, dated September 21, 2023, by and among the Company, Berenson SPAC Holdings I, LLC, and certain investors

10.13(7)	Promissory Note, dated September 26, 2023, issued by the Company to Berenson SPAC Holdings I, LLC.

10.14(8)	Share Purchase Agreement, dated December 21, 2023, by and between the Company and ACM ARRT N LLC.

10.15(8)	Confirmation Agreement, dated December 21, 2023, by and between the Company and ACM ARRT N LLC.

10.16(11)	Stockholder Support Agreement, dated December 22, 2023, by and among the Company, Custom Health, Inc., and certain of the stockholders of the Company

10.17(11)	Sponsor Support Agreement, dated December 22, 2023, by and among the Company, Custom Health, Inc., and Berenson SPAC Holdings I, LLC

10.18(11)	Form of Registration Rights and Lock-Up Agreement

Exhibit No.	Description

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

99.1(3)	Press release, dated December 22, 2023

99.2(9)	Investor Presentation

99.3(10)	Press release, dated January 25, 2024

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K (File No. 001-40843), filed with the SEC on October 1, 2021.
(2)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-259470), filed with the SEC on September 10, 2021.
(3)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K (File No. 001-40843), filed with the SEC on December 22, 2023.
(4)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K (File No. 001-40843), filed with the SEC on March 21, 2023.
(5)	Incorporated 2023. by reference to an exhibit to the Company’s Current Report on Form 8-K (File No. 001-40843), filed with the SEC on March 30, 2023.
(6)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K (File No. 001-40843), filed with the SEC on September 26, 2023.
(7)	Incorporated 2023. by reference to an exhibit to the Company’s Current Report on Form 8-K (File No. 001-40843), filed with the SEC on September 29, 2023.
(8)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K (File No. 001-40843), filed with the SEC on December 28, 2023.
(9)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K (File No. 001-40843), filed with the SEC on January 8, 2024.
(10)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K (File No. 001-40843), filed with the SEC on January 25, 2024
(11)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K (File No. 001-40843), filed with the SEC on December 29, 2023

Item 16. Form 10-K Summary

Not applicable.

BERENSON ACQUISITION CORP. I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Berenson Acquisition Corp. I

Opinion on the financial statements

We have audited the accompanying balance sheets of Berenson Acquisition Corp. I (a Delaware corporation) (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in common and preferred stock and stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $20,814,064 during the year ended December 31, 2023, and as of that date has a net working capital deficiency of $4,004,819. These conditions, along with other matters set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York
May 31, 2024

BERENSON ACQUISITION CORP. I
BALANCE SHEETS
December 31,

	2023	2022
ASSETS
CURRENT ASSETS:
Cash	$115,435	$250,453
Franchise tax receivable	47,350	—
Prepaid expenses and other assets	37,533	162,928

Total current assets	200,318	413,381
Cash held in Trust Account	11,214,335	278,782,399

TOTAL ASSETS	$11,414,653	$279,195,780

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$222,608	$82,872
Accrued expenses	1,903,253	531,228
Income tax payable	392,496	749,165
Excise tax payable	2,079,276	—
Franchise tax payable	—	105,438
Forward purchase liabilities	21,916,000	—

Total current liabilities	26,513,633	1,468,703
Promissory note - related party	100,000	—
Derivative warrant liabilities	712,730	850,901
Deferred underwriting fee payable	—	9,628,500

TOTAL LIABILITIES	27,326,363	11,948,104

Commitments and Contingencies
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,065,468 at $10.53 and 27,510,000 at $10.13 redemption value issued and outstanding as of December 31, 2023 and 2022, respectively, subject to possible redemption	11,214,335	278,782,399

Stockholders' deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding at December 31, 2023. No shares were issued and outstanding as of December 31, 2022	100	—
Non-redeemable Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,980,000 shares issued and outstanding at December 31, 2023. No shares were issued and outstanding as of December 31, 2022	298	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,897,500 and 6,877,500 shares issued and outstanding as of December 31, 2023 and, 2022, respectively	390	688
Additional paid-in capital	7,082,142	—
Accumulated deficit	(34,208,975)	(11,535,411)

Total stockholders' deficit	(27,126,045)	(11,534,723)

TOTAL LIABILITIES, COMMON STOCK AND STOCKHOLDERS' DEFICIT	$11,414,653	$279,195,780

The accompanying notes are an integral part of these financial statements.

F-
3

BERENSON ACQUISITION CORP. I
STATEMENTS OF OPERATIONS
For the Years Ended December 31,

	2023	2022
General and administrative expenses	$2,373,753	$1,422,628
Franchise tax expenses	113,250	200,000

Loss from operations	2,487,003	1,622,628

Other (expense) income
Interest income	7,217	2,269
Interest income on Trust Account	3,742,685	3,865,691
Forgiveness of deferred underwriting fee	466,982	—
Forward purchase liabilities upon issuance	(22,763,000)	—
Change in fair value of forward purchase liabilities	847,000	—
Change in fair value of derivative warrant liabilities	138,171	9,427,479

Total other (expense) income	(17,560,945)	13,295,439

Net (loss) income before income taxes	(20,047,948)	11,672,811
Income tax expense	(766,116)	(749,165)

Net (loss) income allocable to common stockholders	$(20,814,064)	$10,923,646

Weighted average shares outstanding, redeemable Class A common stock	8,266,992	27,510,000

Basic and diluted net (loss) income per share, redeemable Class A common stock	$(1.37)	$0.32

Weighted average shares outstanding, non-redeemable common stock	6,877,500	6,877,500

Basic and diluted net (loss) income per share, non-redeemable common stock	$(1.37)	$0.32

The accompanying notes are an integral part of these financial statements.

F-
4

BERENSON ACQUISITION CORP.
I
STATEMENTS OF CHANGES IN COMMON AND PREFERRED
STOCK
AND
STOCKHOLDERS
’
DEFICIT

	FOR THE YEAR ENDED DECEMBER 31, 2023
							Stockholders’ Deficit
	Class A Common Stock subject to possible redemption		Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance -January 1, 2023	27,510,000	$278,782,399	—	$—	—	$—	6,877,500	$688	$—	$(11,535,411)	$(11,534,723)
Class A shares redeemed	(26,444,532)	(269,427,564)	—	—	—	—	—	—	—	—	—
Class B shares converted to Class A shares	—	—	—	—	2,980,000	298	(2,980,000)	(298)	30,246,702	—	30,246,702
Excess fair value of converted Class B shares to Class A shares	—	—	—	—	—	—	—	—	(30,246,702)	—	(30,246,702)
Forgiveness of deferred underwriting fees	—	—	—	—	—	—	—	—	9,161,518		9,161,518
Issuance of Series A preferred stock shares and forward contract	—	—	1,000,000	100	—	—	—	—	(100)	—	—
Excise tax imposed on Class A common stock redeemed	—	—	—	—	—	—	—	—	(2,079,276)	—	(2,079,276)
Remeasurement of Class A common stock subject to redemption	—	1,859,500	—	—	—	—	—	—	—	(1,859,500)	(1,859,500)
Net loss	—	—	—	—	—	—	—	—	—	(20,814,064)	(20,814,064)

Balance -December 31, 2023	1,065,468	$11,214,335	1,000,000	$100	2,980,000	$298	3,897,500	$390	$7,082,142	$(34,208,975)	$(27,126,045)

	FOR THE YEAR ENDED DECEMBER 31, 2022

							Stockholders’ Deficit
	Class A Common Stock subject to possible redemption		Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance -January 1, 2022	27,510,000	$275,100,000	—	$—	—	$—	6,877,500	$688	$—	$(18,776,658)	$(18,775,970)
Remeasurement of Class A common stock subject to redemption	—	3,682,399	—	—	—	—	—	—	—	(3,682,399)	(3,682,399)
Net income	—	—	—	—	—	—	—	—	—	10,923,646	10,923,646

Balance -December 31, 2022	27,510,000	$278,782,399	—	$—	—	$—	6,877,500	$688	$—	$(11,535,411)	$(11,534,723)

The accompanying notes are an integral part of these financial statements.

BERENSON ACQUISITION CORP. I
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(20,814,064)	$10,923,646
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income on Trust Account	(3,742,685)	(3,865,691)
Change in fair value of derivative warrant liabilities	(138,171)	(9,427,479)
Forgiveness of deferred underwriting fee	(466,982)	—
Changes in operating assets and liabilities:
Franchise tax receivable	(47,350)	—
Prepaid expenses and other assets	125,395	501,196
Accounts payable	139,736	47,678
Accrued expenses	1,372,025	474,628
Income tax payable	(356,669)	749,165
Franchise tax payable	(105,438)	(11,872)

Net cash used in operating activities	(24,034,203)	(608,729)

CASH FLOWS FROM INVESTING ACTIVITIES:
Forward purchase liabilities upon issuance	22,763,000	—
Change in fair value of forward purchase liabilities	(847,000)	—
Funds withdrawn from Trust Account to reimburse for franchise and income tax payments	1,883,185	188,420
Funds withdrawn from Trust Account in connection with redemption	269,427,564	—

Net cash provided by investing activities	293,226,749	188,420

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note - related party	100,000	—
Redemption of Class A common stock	(269,427,564)	—

Net cash used in financing activities	(269,327,564)	—

NET DECREASE IN CASH	(135,018)	(420,309)
CASH BEGINNING OF PERIOD	250,453	670,762

CASH END OF PERIOD	$115,435	$250,453

Supplemental cash flow information:
Cash paid for income taxes (not inclusive of franchise tax)	$1,143,811	$—

Supplemental schedule of non-cash financing activities:
Excise tax liability accrued for Class A common stock redemptions	$2,079,276	$—
Remeasurement of Class A Common Stock subject to possible redemption	$1,859,500	$3,682,399
Forgiveness of deferred underwriting fee payable allocated to additional paid-in capital	$9,161,518	$—
Class B Common Stock converted to Class A Common Stock	$30,246,702	$—
Excess fair value of converted Class B Common Stock to Class A Common Stock	$30,246,702	$—
Issuance of Series A Preferred Stock	$260,000,000	$—
Non-cash Share Forward Transaction	$(260,000,000)	$—

The accompanying notes are an integral part of these financial statements.

F-
6

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Berenson Acquisition Corp. I (the “Company”) was incorporated in Delaware on June 1, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).
As of December 31, 2023 and 2022, the Company had not commenced any operations. All activity through December 31, 2023 and 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
On September 27, 2021, the registration statement on Form
S-1
(File
No. 333-259470)
relating to the Initial Public Offering was declared effective by the U.S. Securities and Exchange Commission (the “SEC”). On September 30, 2021, the Company consummated the Initial Public Offering of 25,000,000 units (the “Units”), with each unit consisting of one share of Class A common stock (the “Public Shares”) and one-half
of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $250,000,000, which is described in Note
4
.
Simultaneously with the consummation of the Initial Public Offering, the Company consummated the sale of 7,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to Berenson SPAC Holdings I, LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $7,000,000, which is described in Note
5
.
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
Transaction costs amounted to $16,646,076, consisting of $5,502,000 of underwriting commissions, $9,628,500 of deferred underwriting commissions (see Note
9
), $
1,009,105 for the excess fair value of founder shares attributable to the anchor investors (see Note
5
) and $506,471 of other offering costs.
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

F-
7

At the special meeting of stockholders on March 28, 2023 in connection with the Initial Extension, stockholders holding 24,899,629 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account.
At the special meeting of stockholders on September 27, 2023 in connection with the Extension, stockholders holding 1,544,903 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result of the two extensions, $269,427,564 was removed from the Trust Account to pay such holders as of December 31, 2023.
Following the above redemptions, the Company had 4,045,468 Class A Shares outstanding (including the 2,980,000 converted Class B shares and 1,065,468 shares issued pursuant to the Initial Public Offering) and the aggregate amount remaining in the Trust Account of $11,214,335 as of December 31, 2023.
The Public Shares are recorded at their redemption amount and classified as temporary equity at the balance sheet, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”
Business Combination Agreement
On December 22, 2023, the Company entered into a business combination agreement (as amended, the “Business Combination Agreement”) with Custom Health, Inc., a Delaware corporation (“Custom Health”), and Continental Merger Sub Inc., a Delaware corporation and wholly-owned direct subsidiary of the Company (“Merger Sub”). If the Business Combination Agreement and the transactions contemplated thereby are adopted and approved by our stockholders, and the Business Combination is subsequently completed, Merger Sub will merge with and into Custom Health (the “Merger”), with Custom Health continuing as the surviving company after the Merger, as a result of which Custom Health will become a wholly-owned subsidiary of the Company (the “Business Combination,” and together with other transactions contemplated by the Business Combination and the ancillary agreements, the “Proposed Transaction”). The Proposed Transaction is subject to customary conditions of the respective parties, including the approval of the business combination by our stockholders. In connection with the closing of the Business Combination, the Company will be renamed as “Custom Health, Inc.” and is referred to herein as the “Post-Combination Company” as of the time following such change of name.
Stockholder Support Agreement
Concurrently with the execution and delivery of the Business Combination Agreement, the Company, Custom Health and certain stockholders of Custom Health holding at least a majority of the shares of common stock of Custom Health entered into a stockholder support agreement (the “Stockholder Support Agreement”), pursuant to which, among other things, such stockholders of Custom Health agreed to (a) vote all of their shares of common stock of Custom Health in favor of the adoption and approval of the Business Combination Agreement and the Proposed Transaction (in any event, within five business days after the Registration Statement becomes effective) and (b) subject their shares of common stock of Custom Health to certain transfer restrictions; in each case, on the terms and subject to the conditions set forth therein.
Sponsor Support Agreement
Concurrently with the execution and delivery of the Business Combination Agreement, the sponsor, the Company and Custom Health entered into the Sponsor Support Agreement, pursuant to which, among other things, the sponsor agreed to (i) vote all of its shares of common stock of the Company (or execute and deliver an action by written consent) in favor of the Proposed Transaction, including the Merger; (ii) not redeem its shares of common stock of the Company, and waive its anti-dilution protection with respect to its shares of Class B common stock of the Company; and (iii) subject to forfeiture 1,719,375 of the shares (“Post-Combination Company Common Stock”) of the combined company (the
“Founder Earn-Out Shares”)
held by our sponsor and by certain other stockholders of the Company who agree to participate in such earn-out.

F-
8

Liquidity, Capital Resources and Going Concern
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that because of the conditions described below, specifically, because of the additional current liabilities incurred in the fourth quarter of 2023 related to the forward purchase liabilities and excise tax payable, the Company may lack the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As of December 31, 2023, the Company had $115,435 in cash and working capital deficit of approximately $4,004,819 (without taking into account the income taxes payable obligations of $392,496 that may be paid using investment income earned in the Trust Account). The Company may need to raise additional capital in order to operate the Company’s business prior to its initial Business Combination through loans or additional investments. The Company’s Officers, Directors, Sponsor or affiliate of the Sponsor may, but are not obligated to loan the Company funds to meet working capital needs. Accordingly, the Company may not be able to obtain additional financing to meet its current obligations. On September 26, 2023, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to
$
750,000
with the Sponsor, which may be drawdown upon request by the Company (see Note
5
). The Note is due and payable on the date on which the Company consummates its Business Combination (the “Maturity Date”).
Note 2—Restatement of Previously Issued Unaudited Interim Financial Statements
In connection with the preparation of the Company’s financial statements as of December 31, 2023, management determined it should restate its previously reported financial statements for the periods ended March 31, 2023, June 30, 2023 and September 30, 2023. The Company identified that it had not previously recognized and adjusted the carrying value of Class A Common Stock subject to possible redemption to equal the redemption value at the end of each reporting period ended March 31, 2023 June 30, 2023 and September 30, 2023, in accordance with ASC Topic 480 “Distinguishing Liabilities from Equity.” Due to this error, Class A Common Stock subject to possible redemption was understated and accumulated deficit was overstated. The impact of the error affects the Unaudited Condensed Balance Sheets, Unaudited Condensed Statement of Changes in Redeemable Common Stock and Stockholders’ Deficit and Unaudited Condensed Statement of Cash Flows for the periods ended March 31, 2023, June 30, 2023 and September 30, 2023.
The revision had no impact on the Company’s cash position or amount held in the trust account. The Company concluded that the impact of applying correction for these errors and misstatements on the aforementioned financial statements is material.
The impact of the restatement on the Company’s Unaudited Condensed Financial Statements is reflected in the following tables:

Unaudited Condensed Balance Sheet as of March 31, 2023	As Reported	Adjustment	As Restated
Class A Common Stock subject to possible redemption	$21,745,883	$6,477,478	$28,223,361
Accumulated Deficit	$(5,420,457)	$(6,477,478)	$(11,897,935)
Total stockholders’ deficit	$(5,419,769)	$(6,477,478)	$(11,897,247)

Unaudited Condensed Balance Sheet as of June 30, 2023	As Reported	Adjustment	As Restated

Class A Common Stock subject to possible redemption	$21,745,883	$5,335,613	$27,081,496
Accumulated Deficit	$(5,529,976)	$(5,335,613)	$(10,865,589)
Total stockholders’ deficit	$(5,529,288)	$(5,335,613)	$(10,864,901)

Unaudited Condensed Balance Sheet as of September 30, 2023	As Reported	Adjustment	As Restated
Class A Common Stock subject to possible redemption	$5,672,436	$5,688,585	$11,361,021
Accumulated Deficit	$(5,750,350)	$(5,688,585)	$(11,438,935)
Total stockholders’ deficit	$(5,749,662)	$(5,688,585)	$(11,438,247)

Unaudited Condensed Statement of Changes in Redeemable Common Stock and Stockholders’ Deficit for the three months ended March 31, 2023	As Reported	Adjustment	As Restated
Class A Common Stock subject to possible redemption	$21,745,883	$6,477,478	$28,223,361
Accumulated Deficit	$(5,420,457)	$(6,477,478)	$(11,897,935)
Total stockholders’ deficit	$(5,419,769)	$(6,477,478)	$(11,897,247)

Unaudited Condensed Statement of Changes in Redeemable Common Stock and Stockholders’ Deficit for the three and six months ended June 30, 2023	As Reported	Adjustment	As Restated
Class A Common Stock subject to possible redemption	$21,745,883	$5,335,613	$27,081,496
Accumulated Deficit	$(5,529,976)	$(5,335,613)	$(10,865,589)
Total stockholders’ deficit	$(5,529,288)	$(5,335,613)	$(10,864,901)

Unaudited Condensed Statement of Changes in Redeemable Common Stock and Stockholders’ Deficit for the three and nine months ended September 30, 2023	As Reported	Adjustment	As Restated
Class A Common Stock subject to possible redemption	$5,672,436	$5,688,585	$11,361,021
Accumulated Deficit	$(5,750,350)	$(5,688,585)	$(11,438,935)
Total stockholders’ deficit	$(5,749,662)	$(5,688,585)	$(11,438,247)

Unaudited Condensed Statement of Cash Flows for the three months ended March 31, 2023	As Reported	Adjustment	As Restated
Supplemental disclosure of noncash activity:
Change in value of Class A Common Stock subject to possible redemption	$—	$6,477,478	$6,477,478

Unaudited Condensed Statement of Cash Flows for the six months ended June 30, 2023	As Reported	Adjustment	As Restated
Supplemental disclosure of noncash activity:
Change in value of Class A Common Stock subject to possible redemption	$—	$5,335,613	$5,335,613

Unaudited Condensed Statement of Cash Flows for the nine months ended September 30, 2023	As Reported	Adjustment	As Restated
Supplemental disclosure of noncash activity:
Change in value of Class A Common Stock subject to possible redemption	$-	$5,688,585	$5,688,585
Note 3—Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles, generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. In the opinion of management, the financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the years ended December 31, 2023 and 2022 are not necessarily indicative of the results that may be expected in future periods.
Immaterial Prior Period Error Correction
During the year ended December 31, 2023, we identified an immaterial error relating to the period ended December 31, 2022 during which we should have recognized and adjusted the carrying value of Class A Common Stock subject to possible redemption to equal the redemption value at the end of the period, in accordance with ASC Topic 480 “Distinguishing Liabilities from Equity”. We assessed the materiality of the error on the financial statements for the prior year individually and in the aggregate, and concluded that it was not material to any previously issued financial statements for the period ended December 31, 2022. We corrected the error by revising the financial statements appearing herein. The impact of the error on the Company’s Balance Sheet and Statement of Changes in Common and Preferred Stock and Stockholders’ Deficit as of December 31, 2022 was an understatement of Class A Common Stock subject to redemption of $3,682,399 and an overstatement of Accumulated Deficit of $3,682,399, and on the Statement of Cash Flows within the supplemental schedule of non-cash financing activities for the disclosure of remeasurement of Class A Common Stock subject to possible redemption of $3,682,399.
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

F-
9

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022.
Cash Held in Trust Account
At December 31, 2023 and 2022, the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At December 31, 2023 and 2022, the Company has not experienced losses on these accounts.
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” are marked to market.
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
Derivative Liabilities and Forward Purchase Liabilities
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

F-1
0

Key ranges of inputs for the valuation models used to calculate the fair value of the Private Placement Warrants were as follows:

	December 31, 2023	December 31, 2022
Implied volatility	3.2%	2%
Risk-free interest rate	3.84%	3.99%
Exercise price for one share of Class A common stock	$11.50	$11.50
Expected term	5 years	5 years
Probability of successful Business Combination	60%	60%
As discussed in Note
6
, in December 2023, the Company entered into a Share Purchase Agreement and a Share Forward Transaction. The Company evaluated the Share Purchase Agreement and Share Forward Transaction in accordance with ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815-40 and determined there were features that are recognized as liabilities (collectively, the “Forward Purchase Liabilities”). The Forward Purchase Liabilities were recorded on the accompanying balance sheet and measured at fair value at inception (December 21, 2023) and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the accompanying statement of operations in the period of change.
Key ranges of inputs for the valuation models used to calculate the fair value of the Forward Purchase Liabilities were as follows:
Probability weighted Black-Scholes method:

	December 31, 2023	December 21, 2023

Implied volatility	3.2–61.5%	3.2–63.8%
Risk-free interest rate	4.04–5.26%	4.10–5.28%
Exercise price for one share of Class A common stock	$1.97–10.00	$1.97–10.00
Expected term	0.50–3.50 years	0.53–3.53 years
Probability of successful Business Combination	60%	60%
Class A Common Stock Subject to Possible Redemption
The Company accounts for its shares of common stock subject to possible redemption in accordance with
the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” In accordance with the SEC and its staff’s guidance on redeemable equity instruments
, which has been codified in ASC
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
capital and accumulated deficit.
On March 10, 2023, 2,980,000 Class B common stock were converted into 2,980,000 shares of Class A common stock on a one-for-one
basis, in accordance with the charter of the Company. The converted shares were recorded at the fair value of the Class A common stock on March 10, 2023, or $10.15 per share, totaling $30,247,000. The converted shares have no redemption rights like the Public Shares and are shown separately from the Class A common stock shares subject to redemption in the balance sheet as of December 31, 2023.
On March 28, 2023 in connection with the Initial Extension, stockholders holding 24,899,629 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account.
On September 27, 2023 in connection with the Extension, stockholders holding 1,544,903 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. Following the redemptions on March 28, 2023 and September 27, 2023, the Company had 1,065,468 shares of Class A common stock subject to possible redemption outstanding as of December 31, 2023.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company recorded an aggregate deferred tax asset and corresponding valuation allowance of approximately $1,371,101 and $570,180 as of December 31, 2023 and 2022, respectively.
FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023 and 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as general and administrative expenses. The Company included $14,586 and $21,065 in accrued expenses and general and administrative expenses related to underpayment estimated tax penalty as of December 31, 2023 and 2022, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

F-1
1

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. Th
e Compan
y is subject to income tax examinations by major taxing authorities since inception.
Excise Tax
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. As such, the Company has recorded a 1% excise tax liability in the amount of $2,079,276 on the balance sheet as of December 31, 2023. The liability does not impact the statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.
Net (loss) income per Share of Common Stock
Net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. The Company applies the two-class
method in calculating net income per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of common stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net income per share is computed by dividing the pro rata net (loss) income between the Class A common stock and the Class B common stock by the weighted average number of common stock outstanding for each period. The calculation of diluted (loss) income per share does not consider the effect of the warrants issued in connection with the Initial Public Offering since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for
21,257,000 shares of Class A common stock in the aggregate.
The following table reflects the calculation of basic and diluted net (loss) income per share of common stock (in dollars, except per share amounts):

	For the year ended December 31, 2023	For the year ended December 31, 2022
Redeemable Class A Common Stock
Numerator: (Deficit) Earnings allocable to Redeemable Class A Common Stock
Net (loss) income allocable to Redeemable Class A Common Stock subject to possible redemption	$(11,361,866)	$8,738,917
Denominator: Weighted Average Class A Common Stock subject to possible redemption
Basic and diluted weighted average shares outstanding	8,266,992	27,510,000

Basic and diluted net income per share	$(1.37)	$0.32

Non-redeemable Class A and B Common Stock
Numerator: Net (loss) income allocable to non-redeemable Class A and B Common Stock
Net (loss) income allocable to non-redeemable Class A and B Common Stock	$(9,452,198)	$2,184,729
Denominator: Weighted Average non-redeemable Class A and B Common Stock
Basic and diluted weighted average shares outstanding	6,877,500	6,877,500

Basic and diluted net (loss) income per share	(1.37)	$0.32

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
Compensation expense related to the Founder Shares (as defined in Note
5
below) is recognized only when the performance condition is probable of occurrence. As of December 31, 2023 and 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest multiplied times the latest modification date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

F-1
2

Note
4
—Initial Public Offering
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
5
—Related Party Transactions
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
On March 10, 2023, 2,980,000 Founder Shares were converted from Class B shares of common stock into 2,980,000 shares of Class A common stock on a one-for-one
basis, in accordance with the charter of the Company. At December 31, 2023 and 2022, there were 3,897,500 and 6,877,500 Class B shares of common stock issued and outstanding, respectively.
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

F-1
3

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
Related Party Loans
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company Working Capital Loans. Upon the consummation of a Business Combination the Working Capital Loans may be repaid out of the proceeds of the Trust Account released to the Company or, at the lender’s discretion, up to $
1,500,000 of the loan balance may be converted into warrants with terms identical to the Private Placement Warrants at a price of $1.00 per warrant. If a Business Combination does not close the Working Capital Loans could only be repaid with funds held outside the Trust Account. As of December 31, 2023 and 2022, there were no amounts outstanding under any Working Capital Loans.
On September 26, 2023, the Company issued the Note in the principal amount of up to $750,000 to the Sponsor, which may be drawn down from time to time prior to the Maturity Date upon request by the Company. The Note does not bear interest and the principal balance will be payable on the Maturity Date. There was $100,000 outstanding as of December 31, 2023.
Administrative Services Agreement
The Company entered into an agreement with the Sponsor pursuant to which, commencing on September 28, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space, secretarial and administrative support. For the year ended December 31, 2023 the Company incurred $
120,000
 and incurred an additional $120,000 for the year ended December 31, 2022, for these services, which is included in accrued expenses in the accompanying balance sheet and general and administrative expenses in the accompanying statement of operations.
Note
6
—Forward Purchase Liabilities
Series A Convertible Preferred Stock
On December 20, 2023, the Company filed a Certificate of Designation authorizing up to 1,000,000 Series A Preferred Stock and fixing the designation, number of shares, powers, preferences, rights, qualifications, limitations and restrictions of the Series A Preferred Stock. The Series A Preferred Shares issued pursuant to the Share Purchase Agreement represent all of the 1,000,000 shares of Series A Preferred Stock authorized by the Certificate of Designation.
Pursuant to the Certificate of Designation, holders of Series A Preferred Shares will not be entitled to receive any dividends in respect of the Series A Preferred Shares or have any voting rights except as otherwise required by applicable law. Other than with respect to certain conversion and redemption rights described herein, the holders of Series A Preferred Shares have no rights upon the dissolution, liquidation and winding up of the Company. Pursuant to the Certificate of Designation, each Series A Preferred Share may be converted into twenty-six (26) shares of Common Stock at the option of the holder on the closing of business on the earlier of (i) December 20, 2024, (ii) the effective date of the dissolution of the Company and (iii) the closing of the Business Combination (the “Conversion Date”) provided that the holder of Series A Preferred Shares provides the Company with at least 30 days written notice as provided in the Certificate of Designation. Pursuant to the Certificate of Designation, each Series A Preferred Share outstanding on close of business the first business day following the Conversion Date (the “Redemption Date”) shall, except to the extent prohibited by Delaware law governing distributions to stockholders, be redeemed by the Company.

Share Purchase Agreement
On December 21, 2023, the Company entered into a share purchase agreement with an investor (the “Preferred Investor”), pursuant to which the Company issued 1,000,000 shares of the Company’s Series A Preferred Stock, for a purchase price of $260.00 per share representing an aggregate purchase price of $260,000,000 (the “Aggregate Purchase Price”).
Share Forward Transaction
On December 21, 2023, the Company (the Company is referred to in the Confirmation Agreement (as defined below) as the “Counterparty” prior to the consummation of the Business Combination (as defined in the Confirmation Agreement), while the post-Business Combination combined company is referred to as the “Counterparty” in the Confirmation Agreement) and the Preferred Investor (referred to as “Seller” in the Confirmation Agreement) entered into the Confirmation Agreement for the Cash-Settled Equity Derivative Transaction (the “Confirmation Agreement” and the transactions contemplated by the Confirmation Agreement together with the Pricing Date Notice(s), the “Share Forward Transaction”) with respect to, prior to the closing of the Business Combination, Series A Preferred Shares, and, after the Closing, shares of Common Stock into which one or more Series A Preferred Shares are converted on the Conversion Date pursuant to the Certificate of Designation (the “Shares”) at the initial price of, prior to the Closing, $260.00 and, after the Closing with respect to the shares of Common Stock into which one or more of the Series A Preferred Shares are converted on the Conversion Date pursuant to the Certificate of Designation, $10.00 (the “Initial Price”). The “Maximum Number of Shares” subject to the Share Forward Transaction is 1,000,000 Series A Preferred Shares, and then such number of shares of Common Stock into which the Series A Preferred Shares have been converted on the Conversion Date pursuant to the Certificate of Designation; provided that, the Maximum Number of Shares is reduced upon the Closing by the number of Redeemed Shares, but in no event following such reduction, will the Maximum Number of Shares be more than 6,000,000 shares of Common Stock following the Closing.
On the Redemption Date, pursuant to the Certificate of Designation the Company will, except to the extent prohibited by Delaware law governing distributions to stockholders, be required to redeem any Series A Preferred Shares that were not converted into shares of Common Stock on the Conversion Date pursuant to the Certificate of Designation (“Redeemed Shares”). Upon such redemption, (i) Seller is required to return the Redeemed Shares to the Counterparty, (ii) Seller will retain the Prepayment Amount relevant to the Redeemed Shares, and (iii) the number of shares subject to the Share Forward Transaction will be reduced by such number of Redeemed Shares. To the extent Seller chooses, in its sole discretion, to convert Series A Preferred Shares into an amount of Class A shares of Common Stock in excess of the Maximum Number of Shares, Seller will retain such Series A Preferred Shares and release to the Counterparty the corresponding Prepayment Amount.
At the Company’s sole option, upon 45 days’ written notice to Seller (the “PIPE Notice”), which notice would include the reasonably estimated total number of outstanding shares of Common Stock on a post-Closing pro forma basis, the Company may request that Seller enter into a mutually agreeable PIPE subscription agreement to commit to purchase an amount up to (i) $1.00 multiplied by (ii) the number of Shares Seller identifies in a preliminary notice in substantially the form of the Pricing Date Notice, to be delivered by Seller within two (2) trading days following receipt of the PIPE Notice, with each Share to be purchased in the PIPE to be purchased by Seller at $6.00 per share (the “PIPE Transaction”); provided that Seller shall have no obligation to purchase shares in the PIPE Transaction if Seller provides written notice to Counterparty at least 30 days prior to the Closing that Seller will not be purchasing shares in the PIPE Transaction. Should Seller decline to purchase PIPE shares, the Company may terminate the Confirmation Agreement without penalty (but shall still be responsible for payment of Consideration Shares to Seller and reimbursement of certain legal fees and operating expenses). Upon any such termination, Seller will return the Recycled Shares (as defined in the Confirmation Agreement) to Counterparty and Seller will retain the Prepayment Amount for the Recycled Shares. The shares purchased by Seller in the PIPE Transaction may be sold by Seller at any time and at any price, subject to the requirements of securities laws, without payment by Seller to Counterparty of any Early Termination Obligation. In the event the Counterparty enters into one or more other similar subscription agreements, with any other investor at any time during the term of the Share Forward Transaction, that provide for terms materially more favorable to such other investor thereunder than the terms of the PIPE Transaction, the Counterparty will promptly inform Seller of such more favorable terms in writing, and Seller will have the right to elect to have such more favorable terms included in the subscription agreement for the PIPE Transaction, and if Seller has already entered into such subscription agreement for the PIPE Transaction, the parties will promptly amend the subscription agreement for the PIPE Transaction to effect the same.
For purposes of the Share Forward Transaction, the valuation date (the “Valuation Date”) will be the earlier to occur of (a) the date that is three years after the date of the Closing, (b) the date after the Closing specified by Seller in a written notice to be delivered to Counterparty at Seller’s sole discretion (which Valuation Date will not be earlier than the day such notice is effective) after the occurrence of any of (x) a VWAP Trigger Event (as defined below), (y) a Delisting Event (as defined in the Confirmation Agreement), or (z) a Registration Failure (as defined in the Confirmation Agreement) and (c) the date in which the number of Shares is zero. The VWAP Trigger Event will occur if (i) provided that Seller has purchased shares of Common Stock pursuant to the PIPE Transaction, the volume average price per share (“VWAP Price”), for any 40 trading days during a 60 consecutive trading day-period is below $3.00 per Share, and (ii) provided that Seller does not purchase shares of Common Stock pursuant to the PIPE Transaction, the VWAP Price, for any 20 trading days during a 30 consecutive trading day-period is below $3.00 per Share. On the Valuation Date, the Counterparty is obligated to pay to Seller a cash amount equal to the number of Shares as of the Valuation Date, multiplied by the VWAP Price over the Valuation Period (as defined in the Confirmation Agreement), provided that the amount may be adjusted as follows (as adjusted “Settlement Adjustment Amount”): if the Counterparty, at its option, has requested that Seller purchase Shares in the PIPE Transaction pursuant to the terms of the Confirmation Agreement, then (1) (a) the Maximum Number of Shares less (b) any Terminated Shares (as defined below) as of the Valuation Date, multiplied by (2) $2.00, and in all other cases, then (A) (i) the Maximum Number of Shares less (ii) any Terminated Shares as of the Valuation Date, multiplied by (B) the sum of (i) $1.00 and (ii) the product of (y)(I) the gross proceeds in the PIPE Transaction divided by (II) $6,000,000; provided however, that no Settlement Adjustment Amount shall be due if more than 50% of the Recycled Shares as of the Business Combination have been terminated prior to the Valuation Date.
As consideration for entering into the Share Forward Transaction, Counterparty will either (i) issue to Seller 500,000 Shares of Common Stock upon the Closing (the “Consideration Shares”), or (ii) to the extent Seller has already purchased Consideration Shares in the open market from third parties or otherwise holds such Consideration Shares and so notifies Counterparty prior to the date of the Closing, then on the Prepayment Date (as defined in the Confirmation Agreement), Counterparty will pay to Seller directly from the Seller’s trust account an amount equal to the product of (x) the number of Consideration Shares held by Seller at Closing and (y) the Redemption Price as defined in Section 9.2(a) of the Certificate of Incorporation. Such Consideration Shares may be sold by Seller at any time and at any price, subject to the requirements of securities laws, without payment by Seller to Counterparty of any Early Termination Obligation.
After the Closing, Seller may, in its absolute discretion, terminate the Share Forward Transaction, in whole or in part, by providing written notice to Counterparty which would specify the quantity by which the number of Shares will be reduced (such quantity, the “Terminated Shares”) and the Counterparty will be entitled to an amount from Seller, equal to the product of (x) the number of Terminated Shares and (y) the Reset Price (as defined below) in respect of such early termination price (an “Early Termination Obligation”). The Reset Price will initially be the Initial Price and upon the conversion of Series A Preferred Shares, the Initial Price will be $10.00 per Share and provided further that the Reset Price may be further reduced by any dilutive agreement executed by the Counterparty (other than certain grants or issuances under Counterparty’s equity compensation plans or shares underlying the warrants issued in connection with the Business Combination or pursuant to the PIPE Transaction).
The Share Purchase Agreement and Share Forward Transaction between the Company and the Preferred Investor were entered into contemporaneously, and the combination of these two agreements effectively embeds the conversion option and the redemption features of the Series A Preferred Shares into additional terms and offers the Consideration Shares and PIPE Transaction as additional options upon Closing. There are no substantive rights in the Series A Preferred Shares with respect to voting rights, dividend rights, or liquidation preferences. Accordingly, the Series A Preferred Shares are deemed non-substantive for accounting purposes in accordance with ASC 480-10-55-41. The Company identified three embedded features in the Share Forward Transaction that were considered to be freestanding instruments—the Consideration Shares, a PIPE Participation Right of 7 million shares and a PIPE Participation Right of 20 million shares (collectively referred to as the “Forward Purchase Liabilities”), which were fair valued in accordance with ASC 820 and accounted for as liabilities on the accompanying balance sheet in accordance with ASC 480 or ASC 815-40, as applicable. The aggregate fair value of the Forward Purchase Liabilities as of December 21, 2023 was approximately $22.8 million, which was recognized as an expense upon issuance in the accompanying statement of operations for the year ended December 31, 2023. The Forward Purchase Liabilities were remeasured at December 31, 2023, which resulted in an aggregate fair value of approximately $21.9 million included in liabilities on the accompanying balance sheet as of December 31, 2023 and a change in fair value of approximately $0.9 million included on the accompanying statement of operations for the year ended December 31, 2023.
Note
7
—Stockholders’ Deficit
Preferred Stock—
The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2023 there were 1,000,000 shares of Preferred Series A stock issued and outstanding. As of December 31, 2022, there was no preferred stock outstanding.
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

F-1
4

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
At December 31, 2023 and 2022, there were 4,045,468 and 27,510,000 shares of Class A common stock issued and outstanding, respectively. As of December 31, 2023, 1,065,468 shares of Class A common stock were subject to possible redemption and were classified at their redemption value outside of stockholders’ deficit on the balance sheet. The other 2,980,000 shares of Class A common stock are non-redeemable
shares and are included in stockholders’ deficit as of December 31, 2023. As of December 31, 2022, all 27,510,000 shares of Class A common stock were subject to possible redemption.
Class
 B Common Stock—
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. On March 10, 2023, 2,980,000 Class B Common Stock were converted into 2,980,000 shares of Class A common stock on a one-for-one
basis, in accordance with the charter of the Company. At December 31, 2023 and 2022, there were 3,897,500 and 6,877,500 shares of Class B common stock issued and outstanding, respectively.
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
Note
8
—Fair Value Measurements
The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet as of December 31, 2023 and 2022. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of December 31, 2023 and 2022 due to the short maturities of such instruments.

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury Securities held in Trust Account	$11,214,335	$—	$—	$11,214,335

	$11,214,335	$—	$—	$11,214,335

	As of December 31, 2022

	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury Securities held in Trust Account	$278,782,399	$—	$—	$278,782,399

	$278,782,399	$—	$—	$278,782,399

F-1
5

The following table presents information about the Company’s derivative liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward Purchase liabilities	$—	$—	$21,916,000	$21,916,000
Public Warrants	412,650	—	—	412,650
Private Placement Warrants	—	—	300,080	300,080

Total	$412,650	$—	$22,216,080	$22,628,730

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:

Public Warrants	$502,058	$—	$—	$502,058
Private Placement Warrants	—	—	348,843	348,843

Total	$502,058	$—	$348,843	$850,901

The valuation methodology used in the determination of the fair value of financial instruments for which Level 3 inputs were used at December 31, 2023 and 2022 was a modified Black-Scholes valuation model using inputs such as exercise price, stock price, volatility, term, risk-free rate and dividend yield and a modified discounted cash flow valuation model using inputs such as discount rate and discount period.
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period.
The following table presents a summary of the changes in fair value of the Private Placement Warrants, a Level 3 liability, measured on a recurring basis as of December 31, 2023

Warrant liabilities at January 1, 2022	$3,675,980
Change in fair value of warrant liabilities	(3,327,137)

Private Placement Warrant liabilities at December 31, 2022	348,843

Change in fair value of warrant liabilities	(48,763)

Private Placement Warrant liabilities at December 31, 2023	$300,080

The following table presents a summary of the changes in fair value of the Forward Purchase Liabilities, a Level 3 liability, measured on a recurring basis as of December 31, 2023

Issuance of Forward Purchase Liabilities at December 21, 2023	$22,763,000
Change in fair value of Forward Purchase Liabilities	(847,000)

Forward Purchase Liabilities at December 31, 2023	$21,916,000

Note
9
—Commitments
Registration Rights
The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any shares of Class A common stock issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the founder shares) are entitled to registration rights pursuant to a registration rights agreement entered into in connection with the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to our Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to other registration statements filed by the Company subsequent to its completion of the Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up
periods. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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

On November 27, 2023 and November 29, 2023, by formal notice in writing to the Company and at the Company’s request, the underwriters, gratuitously waived their rights to 100% of the $9,628,500 deferred fee payable in connection with the Initial Public Offering.

F-
16

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
Note
10
—Income Taxes
The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up
costs and are not currently deductible.
The income tax expense consists of the following:

	For the year ended December 31, 2023	For the year ended December 31, 2022
Current
Federal	$763,697	$746,062
State	2,419	3,103
Deferred tax (benefit)
Federal	(494,686)	(270,770)
State	(306,235)	(182,203)
Valuation allowance	800,921	452,973

Income tax expense	$766,116	$749,165

The Company’s net deferred tax asset are as follows:

	For the year ended December 31, 2023	For the year ended December 31, 2022
Deferred tax assets:
Start-up/Organization costs	$1,371,101	$570,180
Net operating loss carryforwards	—	—

Valuation allowance	(1,371,101)	(570,180)

Deferred tax asset, net of allowance	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. At December 31, 2023 and 2022, the valuation allowance was $1,371,101 and $570,180, respectively.
A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Statutory federal income tax rate	21.0%	21.0%
Forward purchase liabilities upon issuance and change in fair value of forward purchase liabilities	(23.0)%	—%
Capitalized start-up costs	(2.5)%	2.5%
Forgiveness of deferred underwriting fee	0.5%	—%
Deferred tax benefit expense	—%	(0.1)%
Change in fair value of derivative warrant liabilities	0.2%	(17.0)%

Income tax expense	(3.8)%	6.4%

Note 1
1
—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the accompanying balance sheet date up to the date that the accompanying financial statements were issued. Based upon this review, other than as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying financial statements.
On April 17, 2024, the Company received a notice (the “NYSE American Notice”) from the NYSE Regulation (“NYSE”) stating that the Company is not in compliance with NYSE American continued listing standards (the “Filing Delinquency Notification”) as a result of its failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”) with the SEC. The NYSE American Notice has no immediate effect on the listing of the Company’s common stock shares on NYSE American. The NYSE American Notice informed the Company that, under NYSE rules, the Company has six months from April 16, 2024 to regain compliance with the NYSE listing standards by filing the Form 10-K with the SEC. If the Company fails to file the Form 10-K within the six-month period, NYSE may grant, in its sole discretion, an extension of up to six additional months for the Company to regain compliance, depending on the specific circumstances. The NYSE American Notice also notes that NYSE may nevertheless commence delisting proceedings at any time if it deems that the circumstances warrant.
On April 22, 2024, BACA, Custom Health, and certain direct and indirect subsidiaries of Custom Health, entered into a Senior Secured Note Purchase Agreement (“Cable Car NPA”) with Funicular Funds, LP (“Cable Car”) and other buyers who purchase Notes from time to time under the Cable Car NPA, pursuant to which Custom Health authorized the issuance of a new series of Senior Secured Convertible Notes of Custom Health, up to, in the aggregate, an original principal amount of $15,000,000 (collectively, the “Notes” and each a “Note”), which Notes will be convertible at the option of the holders thereof into shares of Class A Common Stock of Custom Health (“Custom Health Common Stock”) if the conversion occurs on or prior to the Business Combination Closing or into shares of Class A Common Stock of the Combined Company (the “Combined Company Common Stock”) if the conversion occurs after the Business Combination Closing (the shares of Custom Health Common Stock or the shares of the Combined Company Common Stock issuable pursuant to the terms of the Notes, including, without limitation, upon conversion or otherwise, collectively, the “Conversion Shares”), in accordance with the terms of the Notes.
Pursuant to the Cable Car NPA, Cable Car purchased $3,500,000 of convertible notes (“First Tranche”), as was evidenced by a promissory note (the “Cable Car Promissory Note”) dated April 22, 2024, by and between Custom Health and Cable Car as the Lead Buyer and Collateral Agent, that may be convertible in certain circumstances into shares of Custom Health Common Stock at a conversion price of (A) initially, an implied price per share which values any share of the Combined Company received in the Business Combination at $10.00 per share pursuant to the Merger Agreement and (B) following consummation of the Business Combination, a price per share equal to 85% of the average daily VWAP (as defined in the Merger Agreement) during the 20 consecutive trading days prior to the date of conversion, provided that such conversion price will not exceed $11.00 per share or be less than $3.00 per share of Class A Common Stock of the Combined Company; provided, however, that if Custom Health (or following the consummation of the Business Combination, the Combined Company) at any time issues additional equity for cash for a price per share less than the then-applicable Conversion Price (“New Equity Round”), the Conversion Price shall be adjusted to equal the lower of (i) the price calculated in clause (B) above, and (ii) the effective price per share paid in cash in such New Equity Round, calculated by dividing the amount of cash received by Custom Health by the number of shares of equity securities (or the equivalent) received by investors from all sources. The Cable Car Promissory Note bears interest at the rate of fifteen percent (15%) per annum (7.5% interest paid in cash and 7.5% of interest paid in kind), and is due and payable 5 years after issuance, unless the time for payment is accelerated as a result of an event of default or the note has been converted. In addition, the Cable Car Promissory Note can be prepaid before the fifth year maturity date at the option of Custom Health (or the Combined Company, as applicable) subject to Cable Car receiving between 110% and 150% of principal plus the outstanding interest depending on the time of prepayment. As compensation to Cable Car for its role as Lead Buyer and Collateral Agent under the Notes, (i) immediately prior to the Business Combination Closing, Custom Health will issue to Cable Car that number of shares of Custom Health which at the completion of the Business Combination would be converted in accordance with the terms of the Merger Agreement into 100,000 shares of Combined Company Common Stock and (ii) following the Business Combination Closing, the Combined Company will issue to Cable Car an additional 50,000 shares of the Combined Company Common Stock for each $1,000,000 of principal amount of Note(s) purchased by Cable Car in excess of the amount of the First Tranche. Upon the Business Combination Closing, each Note that is not otherwise converted into shares of Custom Health Common Stock immediately prior to the Business Combination Closing will be assumed by the Combined Company and will automatically be exchanged for a convertible promissory note to acquire shares of the Combined Company Common Stock after applying the Exchange Ratio (as defined in the Merger Agreement).
Certain direct and indirect subsidiaries of Custom Health also provided a guaranty (the “Cable Car Guaranty”), whereby each of them unconditionally guaranteed, as primary obligor and not merely as surety, the prompt and complete payment and performance when due, whether by demand, acceleration or otherwise, of the obligations of Custom Health under the Cable Car Promissory Note in the currency in which and as such obligations are to be paid or performed. Furthermore, Custom Health and the parties to the Cable Car Guaranty (the “Grantors”) granted a security interest in certain of their assets pursuant to the terms of a Security and Pledge Agreement, dated April 22, 2024, by and between the Grantors and Cable Car.
Registration Rights Agreement
In connection with the Cable Car NPA, the Company and Cable Car entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the terms of the Registration Rights Agreement, the Combined Company will be obligated to file one or more registration statements to register the resales of all of the Registrable Securities held by Investors (such terms as defined in Registration Rights Agreement) after the Business Combination Closing, provided that such initial registration statements will register for resale at least the number of shares of the Combined Company Common Stock equal to 150% of the number of Conversion Shares (“Required Registration Amount”) as of the date such registration statement is initially filed with the United States Securities and Exchange Commission (“SEC”).
In the event the number of shares available under any registration statement is insufficient to cover all of the Registrable Securities (as defined in the Cable Car NPA) required to be covered by such registration statement or an Investor’s (as defined in the Registration Rights Agreement) allocated portion of the Registrable Securities pursuant to Section 2(h), the Combined Company will amend such registration statement (if permissible), or file with the SEC a new registration statement (on the short form available therefor, if applicable), so as to cover at least the Required Registration Amount (as defined in the Registration Rights Agreement) as of the Trading Day (as defined in Cable Car NPA) immediately preceding the date of the filing of such amendment or new registration statement, in each case, as soon as practicable, but in any event not later than fifteen (15) days after the necessity therefor arises (but taking account of any SEC staff (“Staff”) position with respect to the date on which the Staff will permit such amendment to the registration statement and/or such new registration statement (as the case may be) to be filed with the SEC). The Registration Rights Agreement will also provide such Investors (as defined in the Registration Rights Agreement) with “piggy-back” registration rights, subject to certain requirements and customary conditions.
Under the Registration Rights Agreement, the Combined Company will indemnify such Investors (as defined therein) and certain persons or entities related to such Investors (as defined therein) such as their officers, employees, directors, and agents against any losses or damages resulting from any untrue or alleged untrue statement, or omission or alleged omission, of a material fact in any registration statement or prospectus pursuant to which the Investors (as defined therein) sell their registrable securities, unless such liability arose from such Investor’s misstatement or alleged misstatement, or omission or alleged omission, and the Investors (as defined therein) including registrable securities in any registration statement or prospectus will indemnify the Combined Company and certain persons or entities related to the Combined Company such as its officers and directors and underwriters against all losses caused by their misstatements or omissions (or alleged misstatements or omissions) in those documents.

F-
17

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERENSON ACQUISITION CORP. I

By:	/s/ Mohammed Ansari
	Name:	Mohammed Ansari
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 31, 2024

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

Signature	Title	Date

/s/ Mohammed Ansari Mohammed Ansari	Chief Executive Officer (Principal Executive Officer)	May 31, 2024

/s/ Amir Hegazy Amir Hegazy	Chief Financial Officer (Principal Financial and Accounting Officer)	May 31, 2024

/s/ Jeffrey Berenson Jeffrey Berenson	Chairman of the Board of Directors	May 31, 2024

/s/ David Panton David Panton	Director	May 31, 2024

/s/ Carl Ferenbach Carl Ferenbach	Director	May 31, 2024

/s/ Kay Kapoor Kay Kapoor	Director	May 31, 2024

/s/ Ronald Kasner Ronald Kasner	Director	May 31, 2024

/s/ Gal Munda Gal Munda	Director	May 31, 2024